Form 10-Q
period 1995-03-31
RHEOMETRIC SCIENTIFIC INC
filed 1995-05-22
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1995

                             OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  0-14617

                  RHEOMETRIC SCIENTIC, INC.
    (Exact name of registrant as specified in its charter)

          New Jersey                         61-070841
________________________________   ___________________________
 (State or other jurisdiction of   (I.R.S. Employer Identi-
 incorporation or organization)      fication Number)

One Possumtown Road, Piscataway, NJ               08854
_________________________________________    _____________
 (Address of principal executive offices)     (Zip Code)

                       (908) 560-8550
____________________________________________________________
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X      No
                           _____       _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                  Outstanding at May 1, 1995
__________________________   ______________________________
Common Stock, no par value           13,161,739

                 RHEOMETRIC SCIENTIFIC, INC.


                          FORM 10-Q



                            INDEX


                                                       Page

PART I  -  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets
     March 31, 1995 and December 31, 1994               3

    Condensed Consolidated Statements of Operations
     Three Ended March 31, 1995 and 1994                4

    Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1995 and 1994         5

    Notes to Condensed Consolidated Financial
     Statements                                        6-8


  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Results of Operations                              8-9

    Liquidity and Capital Resources                    9-10


PART II - Other Information


  Item 5.  Other Information                           10


  Item 6.  Exhibits and Reports on Form 8-K            10


    Signatures                                         11

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)                (Unaudited)
                                               March   December
ASSETS                                       31, 1995  31, 1994
Current Assets
 Cash                                         $    885  $    747
 Net receivables                                 9,681    10,106
 Net inventories
  Finished goods                                 3,691     2,952
  Work in process                                1,606     2,247
  Assembled Components, materials,and parts      5,832     4,607
                                               _______   _______
                                                11,129     9,806
 Prepaid expenses and other assets                 903       687
                                              ________  ________
  Total current assets                          22,598    21,346
                                               _______   _______
Property, Plant, and Equipment                  22,465    21,311
 Less accumulated depreciation and
  amortization                                  12,144    10,827
                                               _______   _______
   Net property, plant, and equipment           10,321    10,484
Goodwill and other intangible assets             3,844     2,283
Other Assets                                     1,017       997
                                               _______   _______
  Total Assets                                 $37,780   $35,110
                                               =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings                   $  7,066  $  6,429
 Current maturities of long-term debt              548       595
 Accounts payable                                3,851     3,648
Restructuring reserve                               --       132
Payable to affiliate                               188       150
Accrued liabilities                              4,537     4,200
Other current liabilities                          300        --
                                               _______   _______
  Total current liabilities                     16,490    15,154

Long-term debt                                   5,564     5,688
Long-term debt - affiliate                       3,715     3,715
Other Non-Current Liabilities                    1,462         0
                                               _______   _______
  Total liabilities                             27,231    24,557

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and              13        13
  outstanding 13,162 shares
 Additional paid-in capital                     24,759    24,759
 Accumulated deficit                           (14,666) (14,262)
 Cumulative translation adjustment                 443        43
                                               _______   _______
  Total shareholders' equity                    10,549    10,553
                                               _______   _______
                                               $37,780   $35,110
                                               =======   =======
See Notes to Condensed Consolidated Financial Statements.

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)
            (In thousands, except per share data)

                                      Three Months Ended
                                          March 31
                                         1995      1994

  Sales                                $8,601    $6,737

  Cost of sales                         4,580     3,539

  Gross profit                          4,021     3,198

  General and administrative              828       663
    expenses

  Marketing and selling expenses        2,490     1,957

  Research and development expenses       754       601

  Goodwill and intangible
    amortization                          162        30

  Total Operating Expenses              4,234     3,251

  Operating loss                        (213)      (53)


  Interest expense - Banks                273       277
  Interest expense - Affiliate            146        50
  Interest income                           1         1
  Foreign currency gain                   235       214
                                      _______  ________

  Loss before income taxes              (396)     (165)

  Income tax expense                      (7)       (1)
                                      _______  ________

  Net loss                            $ (403)    $(166)
                                      =======  ========

  Net loss per share                 $ (0.03)  $ (0.02)
                                      =======  ========

  Average number of shares             13,162     9,545
  outstanding                         =======  ========

See Notes to Consolidated Financial Statements.

                 RHEOMETRIC SCIENTIFIC, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)           (Unaudited)        Three Months Ended
                                                  March 31,
                                                1995      1994
Cash Flows from Operating Activities:
Net loss                                     $( 403)    $(165)

Adjustments to reconcile net loss to net
 cash (used in) provided by operating
 activities:
Depreciation and amortization of plant and
 equipment                                       240       227
Amortization of goodwill and intangibles         162        30
Provision for slow moving inventory              148        --
Loss on sale/retirement of property, plant
 and equipment                                    --      (47)
 Unrealized currency (gain) loss               (203)     (223)
Changes in assets and liabilities:
 Receivables                                   1,108       693
 Inventories                                 (1,017)     (142)
 Prepaid expenses and other current
  assets                                        (17)        82
 Accounts payable and accrued
  liabilities                                    214     (423)
 Income tax payable                             (23)        --
 Other assets                                   (27)      (30)

Other Non-Current Liabilities                    (7)        --
Net cash provided by operating activities        175         2

Cash Flows from Investing Activities:
Proceeds from sale of property, plant, and                 114
equipment                                         --
Purchases of property, plant, and
equipment                                       (16)      (47)
Net cash (used in) provided by investing
activities                                      (16)        67

Cash Flows from Financing Activities:
Net borrowings (repayments) under line of
credit agreements                                165       159
Repayment of long-term debt                    (124)     (169)
Net cash provided by financing activities         41      (10)

Effect of exchange rate changes on cash         (62)        16

Net increase in cash                             139        75

Cash at beginning of period                      747       401

Cash at end of period                           $885      $476
                                               =====     =====
Cash payments for interest                      $441      $330
                                               =====     =====
Cash payments for income taxes                   $29      $ 22
                                               =====     =====
See Notes to Condensed Consolidated Financial Statements.

                 RHEOMETRIC SCIENTIFIC, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

  The information included in the foregoing interim financial state-ments is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Prior year results have been restated to reflect the results of the Polymer Laboratories Thermal Sciences Business acquired as of March 3, 1994 (see Note 3).

2. Liquidity

   Management believes that the cash generated from operations, funds available under the lines of credit, and funds received from Axess's investments, should be sufficient to meet the Company's working capital needs for the remainder of the fiscal year. Adequacy of cash flows generated beyond 1995 will depend upon continued relationships with banks or other lenders and the Company's ability to achieve expected sales volumes to support profitable operations.

3. Acquisition

   On November 10, 1994, at the Annual Meeting of Shareholders, the shareholders approved the issuance by Rheometrics of 4,226,348 shares of Rheometrics Common Stock to Axess in exchange for the contribution by Axess of all the outstanding capital stock of two wholly-owned subsidiaries of Axess, ATS US and ATS UK. Shareholders also approved the issuance of 1,023,652 shares of Rheometrics Common Stock to Axess in connection with the exercise by Axess of the convertible note of Rheometrics (the "Convertible Note") in the principal amount of $1,339,000. These transactions represent the transfer by Axess to Rheometrics of all of the PL Thermal Sciences Business previously acquired by Axess.

   The acquisition of the PL Thermal Sciences Business by Axess was accounted for as a purchase for accounting and financial reporting purposes and the subsequent acquisition of the PL Thermal Sciences Business by Rheometrics was accounted for as a transfer and exchange between companies under common control in a manner similar to a pooling of interests. The Company's consolidated financial statements reflect the assets and the liabilities so transferred at historical cost (representing Axess's cost of the PL Thermal Sciences Business). The transfer from Axess to Rheometrics indicated above principally consisted of accounts receivable of $2,576,000, inventory of $3,159,000, certain other assets of $495,000, certain accounts payable and other liabilities of $1,676,000 and goodwill of $2,592,000. The Company's consolidated financial statements reflect the acquisition from March 3, 1994, since at that date both the Company and the PL Thermal Sciences Business were under the common control of Axess.

4. Mettler-Toledo Agreement

   On January 1, 1995, the Company acquired from Mettler-Toledo AG ("Mettler") the exclusive, worldwide rights for two rheological test instruments, the RM180 and RM260, that serve the coatings, paints, biological fluids, cosmetics, and lubricants industries.

   The Company will pay Mettler for manufacturing the products plus a 10% royalty payment on sales. After the Company assumes manufacturing, Mettler will receive quarterly royalty payments based upon a percentage of sales or a minimum payment formula.

   The Company established the liability by discounting the expected payments at the Company's incremental borrowing rates. An intangible asset was established and is being amortized over the six-year life of the agreement on a straight-line basis

6. Loss Per Share

   Loss per share is computed based on the weighted average number of common shares outstanding during each period. The loss per share calculation does not include shares reserved for stock options and convertible securities since the effects are immaterial or antidilutive.

7. Long-term Debt and Short-term Borrowings

   Long-term debt consists                 March 31,    December 31,
     of the following:                      1995            1994

  Mortgage loans payable through        $ 6,061,000   $ 6,185,000
   November 1997, with interest at
   prime plus 1/2% (9.5% at March 31,
   1995 and 9.0% at December 31, 1994)
   and fixed interest at 9.6%

   Obligations under capital leases,          51,000        98,000
    with interest imputed at a
    weighted-average rate of 12%          __________     _________

                                           6,112,000     6,283,000

   Less current maturities                   548,000       595,000
                                          __________    __________

                                        $ 5,564,000    $ 5,688,000
                                          ==========    ==========

   The Company has working capital lines of credit with certain domestic and foreign banks aggregating $7,324,000 of which approximately $258,000 was available at March 31, 1995. Borrowings at March 31, 1995 amounted to $3,770,000 with domestic banks and $3,296,000 with foreign banks. Interest on the domestic lines of credit at March 31,
   1995 is 10%, 9.5% at December 31, 1994.   Interest rates on the
   foreign lines of credit range between 3.5% to 11.5% as of March 31, 1995 and between 3.875% to 11.5% at December 31, 1994. The long-term and short-term borrowings with domestic banks are cross-collateralized by the Company's assets. The borrowings with foreign banks are partially collateralized by letters of credit issued by a domestic bank ($2,400,000) and a lease deposit held by a foreign bank. Under the terms of the letters of credit, the Company must maintain a cash collateral account on behalf of the domestic bank.
   As of March 31, 1995, this restricted cash was approximately $46,000 and is included in prepaid expenses and other current assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three months ended March 31, 1995 increased $1,864,000 (or 27.7%), compared to the corresponding period in 1994. The increase in revenues for the three-month period resulted primarily from a full quarter of the PL Thermal Sciences Business. The increase in revenue for the three-month period represents an increase of American sales and sales in Europe of $1,284,000 and $2,023,000, respectively, and a decrease in Japan of $631,000. For the three-month period, total international sales of $4,974,000 represented 58% of total sales, compared to last year's three-month international sales of $4,413,000, which represented 65% of total sales.

The gross profit percentage for the three months ended March 31, 1995 was 46.7%, versus 47.5% for the corresponding period in the prior year. The decrease in gross profit percentage can be attributed to the shift in regional sales mix as well as a full quarter of the PL Thermal Sciences Business.

Operating expenses for the three months ended March 31, 1995 were up $1,003,000 compared to the corresponding period in the prior year. Approximately $700,000 of this increase is due to the effect of a full quarter of the PL Thermal Sciences Business.

Net interest expense for the three months ended March 31, 1995 increased $92,000, as compared to the corresponding period in the prior year. The increase in the quarter was due principally to the increase in average outstanding debt during the period.

The foreign currency gains for the three months ended March 31, 1995 of $235,000 was due primarily to unrealized translation gains resulting from the French Franc, German Mark, Japanese Yen, and British Pound against the U.S. Dollar, which were offset by an unrealized loss in Swiss Francs resulting from the Mettler agreement. The foreign currency gains of $214,000 for the three months ended March 31, 1994 were due principally to translation gains resulting from the German Mark and the Japanese Yen.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related principally to parts inventory. The Company continuously monitors its exposure relating to excess and obsolete inventory and establishes appropriate valuation reserves. The Company's development efforts generally enhance existing products or relate to new markets for existing technology and, therefore, existing products are generally not rendered obsolete.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") in March 1995. FAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. Management believes that the future adoption of FAS 121 will not have a material impact on the Company's financial position or results of operations.

Liquidity and Capital Resources

Management believes that the cash generated from operations, funds available under the lines of credit, and funds received from Axess's investments, should be sufficient to meet the Company's working capital needs for the remainder of the fiscal year. Adequacy of cash flows generated beyond 1995 will depend upon continued relationships with banks or other lenders and the Company's ability to achieve expected sales volumes to support profitable operations.

Cash Flows from Operations. Net cash provided by operating activities for the quarter ended March 31, 1995, was approximately $175,000, an increase of $173,000 over the same period last year. During the quarter receivables declined by $415,000 as collections improved. In order to meet backlog requirements for the second quarter, the Company needed to build up inventory which caused the increase of $875,000 and $637,000 in inventories and accounts payable, respectively.

Cash Flows from Investing. Net cash used in investing activities during the quarter ended March 31, 1995 was $16,000 as compared to $67,000 provided in the same period last year.

Cash Flows from Financing. Net cash provided by financing activities during the quarter ended March 31, 1995 was $41,000 as compared to a use of $10,000 in the same period last year.


On April 13, 1995, Axess agreed that it would provide $2,400,000 in additional working capital to the Company in the form of subordinated debt. The subordinated debt will mature on April 30, 1996 and will bear interest at 12% payable monthly. In addition, Axess agreed that it would extend the maturities on all debt obligations ($3,715,000 at March 31, 1995) of the Company to Axess until April 30, 1996, the interest of which would also be subject to deferral. On April 13, 1995 Axess also agreed to defer interest payments on all debt obligations (including the $2,400,000) through September 30, 1995. On April 17, 1995, Axess funded the $2,400,000 to the Company as subordinated debt.

On April 26, 1995, the Company and the domestic banks revised and extended the existing line of credit agreements to April 30, 1996.
Under the terms of the commitment, the Company's domestic lines of credit were extended to April 30, 1996 and will remain at $3,720,000 until September 30, 1995, and will be reduced to $3,545,000 on September 30, 1995, to $3,220,000 on December 31, 1995, and to $2,720,000 on March
31, 1996. Under the revised agreements (including the mortgage loans payable), the most restrictive financial covenants are (a) the maintenance of minimum tangible net worth, as defined, of at least $4,753,000 as of March 31, 1995, $5,900,000 as of June 30, 1995,
$5,800,000 as of September 30, 1995 and $6,720,000 as of December 31,
1995; (b) the maintenance of a maximum debt to tangible net worth ratio, as defined, of 5.56 to 1 as of March 31, 1995, 4.55 to 1 as of June 30, 1995, 4.37 to 1 as of September 30, 1995 and 3.66 to 1 as of December 31, 1995; (c) the maintenance of a current ratio, as defined, of at least 0.98 to 1 as of March 31, 1995, 1.07 to 1 as of June 30, 1995,
1.08 to 1 as of September 30, 1995 and 1.13 to 1 as of December 31,
1995.

The Company's letters of credit of approximately $2,400,000 which partially collateralized its foreign bank borrowings, were extended to June 1, 1995. On April 26, 1995, the domestic banks were extended the letters of credit to April 30, 1996.

On April 26, 1995, the Company and the domestic banks agreed to a moratorium on the mortgage loan principal payments from April 26, 1995 to September 29, 1995 (amounting to $41,416 per month), at which time the Company shall pay in full the deferred principal payments. Commencing on October 1, 1995, the Company will resume scheduled principal payments.

The Company's mortgage loans, lines and letters of credit are subject to acceleration in the event that there is a material and adverse change in the condition or affairs, financial or otherwise, of the Company which in the reasonable opinion of the domestic banks impairs the banks' collateral or increases its risk so as to jeopardize the repayment of the obligations.

See Statement of Cash Flows for further details of the Company's cash flows.

                 PART II.  OTHER INFORMATION


Item 5.   Other Information


Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits:

              3(i) Articles of Incorporation with Amendments
              3(ii) By-Laws
             27  Financial Data Schedule

   (b)    Reports on Form 8-K:

               None.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




May 22, 1995                By  /s/ R. E. Davis
                              Robert E. Davis, President and
                               Chief Executive Officer





May 22, 1995                By   /s/ J. C. Fuhrmeister
                                John C. Fuhrmeister
                                Chief Financial Officer