Form 10-Q
period 1995-06-30
RHEOMETRIC SCIENTIFIC INC
filed 1995-08-18
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1995

                             OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  0-14617

                 RHEOMETRIC SCIENTIFIC, INC.
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

      Class                  Outstanding at August 1, 1995
__________________________   ______________________________
Common Stock, no par value           13,161,739



                 RHEOMETRIC SCIENTIFIC, INC.


                          FORM 10-Q



                            INDEX


                                                       Page

PART I  -  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets
     June 30, 1995 and December 31, 1994                3

    Condensed Consolidated Statements of Operations
     Three and Six Months Ended June 30,
     1995 and 1994                                      4

    Condensed Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1995 and 1994            5

    Notes to Condensed Consolidated Financial
     Statements                                        6-8


  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Results of Operations                              8-9

    Liquidity and Capital Resources                   10-12


PART II - Other Information


  Item 5.  Other Information                           12


  Item 6.  Exhibits and Reports on Form 8-K            12


    Signatures                                         12

           RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)               (Unaudited)                 (Audited)
                                               June      December
ASSETS                                       30, 1995    31, 1994
Current Assets
 Cash                                       $   763     $   747
 Net receivables                             13,250      10,106
 Net inventories
  Finished goods                              2,554       2,952
  Work in process                             1,474       2,247
  Assembled Components, materials,and parts   7,017       4,607
                                             _______     _______
                                             11,045       9,806
 Prepaid expenses and other assets            1,202         687
                                            ________    ________
  Total current assets                       26,260      21,346
                                             _______     _______
Property, Plant, and Equipment               21,339      21,311
 Less accumulated depreciation and
  amortization                               11,145      10,827
                                             _______     _______
   Net property, plant, and equipment        10,194      10,484
Goodwill and other intangible assets          3,658       2,283
Other Assets                                  1,274         997
                                            _______     _______
  Total Assets                              $41,386     $35,110
                                             =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings                 $ 6,983     $ 6,429
 Current maturities of long-term debt           499         595
 Short-term debt - affiliate                  6,115          --
 Accounts payable                             4,175       3,648
Restructuring reserve                            --         132
Payable to affiliate                            225         150
Accrued liabilities                           4,412       4,200
Other current liabilities                       300          --
                                             _______     _______
  Total current liabilities                  22,709      15,154

Long-term debt                                5,523       5,688
Long-term debt - affiliate                       --       3,715
Other Non-Current Liabilities                 1,438           0
                                             _______     _______
  Total liabilities                          29,670       24,557

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and           13           13
  outstanding 13,162 shares
 Additional paid-in capital                  24,759       24,759
 Accumulated deficit                        (13,473)     (14,262)
 Cumulative translation adjustment              417           43
                                             _______     _______
  Total shareholders' equity                 11,716       10,553
                                             _______     _______
                                            $41,386      $35,110
                                             =======     =======
  See Notes to Condensed Consolidated Financial Statements.



        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)
            (In thousands, except per share data)

                               Three Months Ended    Six Months Ended
                                       June 30            June 30
                                    1995      1994     1995    1994

  Sales                          $11,875   $10,160   $20,476  $16,898

  Cost of sales                    6,037     5,324    10,617    8,863

  Gross profit                      5,838    4,836     9,859    8,035

  General and administrative
    expenses                          915      860     1,743    1,523

  Marketing and selling expenses    2,442    2,713     4,932    4,670

  Research and development
  expenses                            720      704     1,474    1,306

  Goodwill and intangible
    amortization                      163       92       325      122

  Total Operating Expenses          4,240    4,369     8,474    7,621

  Operating income                  1,598      467     1,385      414

  Interest (expense) - Banks        (261)     (285)     (534)    (562)
  Interest (expense) - Affiliate    (141)     (157)     (287)    (207)
  Interest income                      15        2        16        3
  Foreign currency gain                30      246       265      460
                                  _______   ________    _______   ________

  Income before income taxes        1,241      273       845      108

  Income tax expense                 (50)     (319)      (57)    (319)
                                  _______   ________    _______   ________

  Net income (loss)               $ 1,191  $   (46)   $  788    $(211)
                                  =======   ========   =======   ========

  Net income (loss) per share     $  0.09   $(0.003)  $  0.06   $(0.019)
                                  =======   ========    =======   ========

  Average number of shares         13,162    13,162     13,162   11,363
   outstanding                    =======   ========    =======   ========







See Notes to Consolidated Financial Statements.



                 RHEOMETRIC SCIENTIFIC, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)           (Unaudited)         Six Months Ended
                                                  June 30,
                                              1995      1994
Cash Flows from Operating Activities:
Net income (loss)                           $   788  $ (211)

Adjustments to reconcile net income (loss)
 to net cash (used in) provided by
 operating activities:
Depreciation and amortization of plant and
 equipment                                      480      446
Amortization of goodwill and intangibles        325      122
Provision for slow moving inventory             146       --
Loss on sale/retirement of property, plant
 and equipment                                   89      (9)
 Unrealized currency gain                     (183)    (571)
Changes in assets and liabilities:
 Receivables                                (2,288)  (1,002)
 Inventories                                  (988)      193
 Prepaid expenses and other current
  assets                                      (351)       --
 Accounts payable and accrued
  liabilities                                   409      183
 Income tax payable                              25       --
 Other assets                                 (273)      (6)

Other Non-Current Liabilities                    30       --
Net cash used in operating activities       (1,851)    (855)

Cash Flows from Investing Activities:
Purchases of property, plant, and
equipment                                     (215)     (22)
Net cash used in investing activities         (215)     (22)

Cash Flows from Financing Activities:
Net borrowings (repayments) under line of
credit agreements                              (41)      414
Repayment of long-term debt                   (166)    (323)
 Proceeds from short-term debt - affiliate    2,400      500
 Proceeds from long-term debt - affiliate        --      375
Net cash provided by financing activities     2,193      966

Effect of exchange rate changes on cash       (111)      126

Net increase in cash                             16      215

Cash at beginning of period                     747      401

Cash at end of period                         $ 763    $ 616
                                               =====    ======
Cash payments for interest                    $ 689    $ 709
                                               =====     =====
Cash payments for income taxes                $  29    $  --
                                               =====     =====
See Notes to Condensed Consolidated Financial Statements.





                 RHEOMETRIC SCIENTIFIC, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

  The information included in the foregoing interim financial state-ments is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Prior year results have been restated to reflect the results of the Polymer Laboratories Thermal Sciences Business ("PL Thermal Sciences Business") acquired as of March 3, 1994 (see Note 3).

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

   The Company established the liability by discounting the expected payments at the Company's incremental borrowing rates. An intangible asset was established and is being amortized over the six-year life of the agreement on a straight-line basis

6. Income (loss) Per Share

   Income (loss) per share is computed based on the weighted average number of common shares outstanding during each period. The earnings (loss) per share calculation does not include shares reserved for stock options and convertible securities since the effects are immaterial or antidilutive.

7. Long-term Debt and Short-term Borrowings

   Long-term debt consists                 June 30,    December 31,
     of the following:                      1995            1994

  Mortgage loans payable through        $ 6,020,000   $ 6,185,000
   November 1997, with interest at
   prime plus 1/2% (9.5% at June 30,
   1995 and 9.0% at December 31, 1994)
   and fixed interest at 9.6%

   Obligations under capital leases,           2,000        98,000
    with interest imputed at a
    weighted-average rate of 12%          __________     _________

                                           6,022,000     6,283,000

   Less current maturities                   499,000       595,000
                                          __________    __________

                                        $ 5,523,000    $ 5,688,000
                                          ==========    ==========

   The Company has working capital lines of credit with certain domestic and foreign banks aggregating $7,603,000 of which approximately $620,000 was available at June 30, 1995. Borrowings at June 30, 1995 amounted to $3,420,000 with domestic banks and $3,563,000 with foreign banks. Interest on the domestic lines of credit at June 30, 1995 is 10%, 9.5% at
   December 31, 1994.   Interest rates on the foreign lines of
   credit range between 2.6% to 11.5% as of June 30, 1995 and between 3.875% to 11.5% at December 31, 1994. The long-term and short-term borrowings with domestic banks are cross-collateralized by the Company's assets. The borrowings with foreign banks are partially collateralized by letters of credit issued by a domestic bank ($2,400,000) and a lease deposit held by a foreign bank. Under the terms of the letters of credit, the Company must maintain a cash collateral account on behalf of the domestic bank. As of June 30, 1995, this restricted cash was approximately $992,000 and is included in prepaid expenses and other current assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
  OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Sales for the three and six months ended June 30, 1995 increased $1,716,000 and $3,578,000 (or 16.9% and 21.2%), respectively, as compared to the corresponding periods in 1994. The growth in revenues for the six-month period resulted from increases of:
$1,100,000, $1,299,000 and $1,179,000 in the Americas, Europe and
the Far East respectively. The growth in revenues for the three-month period represents an increase in Far East and European sales of $1,811,000 and $295,000, respectively. This increase was offset by a decline in the Americas of $390,000. For the six-month period total international sales of $14,054,000 represented 69% of total sales compared to 1994's international sales of $11,575,000 which also amounted to 69% of total sales. For the second quarter international sales equaled $9,074,000 or 76% of total sales compared to last year's second quarter sales of $6,969,000 or 69%. For both the three and six-month periods sales were favorably impacted by foreign currency trends. In addition, the six-month period benefited from a full two quarters of the PL Thermal Sciences Business as well as the recently acquired Mettler instruments.

The gross profit percentages for the three and six-months ended June 30, 1995 were 49.2% and 48.1%, respectively. This compares to 47.6% and 47.6% for the same periods in the prior year. The increase in gross profit percentage can be attributed to product mix and favorable foreign currency trends as well as on-going cost containment programs.

Operating expenses for the three and six-months ended June 30, 1995 were down $385,000 and up $531,000 compared to the corresponding periods in the prior year. For both the three and six-month periods operating expenses were adversely affected by foreign currency trends, which accounted for approximately $440,000 of the six-month increase. In addition, operating expenses were also impacted in the six-month period by two full quarters of the PL Thermal Sciences Business as opposed to approximately four months in the prior year.

Net interest expense for the three and six-months ended June 30, 1995 decreased by $53,000 and increased by $39,000 compared to the corresponding periods in the prior year. The changes can be attributed to the average debt balances outstanding during the respective periods as interest rates remained relatively stable.

The foreign currency gains for the three and six-months ended June 30, 1995 were $30,000 and $265,000, respectively. The gains were primarily due to unrealized translation gains resulting from the French Franc, German Mark, Japanese Yen and British Pound against the U.S. Dollar, which were offset by an unrealized loss in Swiss Francs resulting from the Mettler agreement. The foreign currency gains for the three and six-months ended June 30, 1994 of $246,000 and $460,000, respectively was due to unrealized translation gains resulting from the French Franc, German Mark and Japanese Yen against the U.S. Dollar.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continuously monitors its exposure relating to excess and obsolete inventory and establishes appropriate valuation reserves. The Company's development efforts generally enhance existing products or relate to new markets for existing technology and, therefore, existing products are generally not rendered obsolete.

The Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") in March 1995. FAS 121 requires companies to review its long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. Management believes that the future adoption of FAS 121 will not have a material impact on the Company's financial position or results of operations.

Liquidity and Capital Resources

Management believes that cash generated from operations, funds available under lines of credit, and funds received from Axess's investments, should be sufficient to meet the Company's working capital needs for the remainder of the fiscal year. Adequacy of cash flows beyond 1995 will depend upon continued relationships with banks and other lenders and the Company's ability to achieve expected sales volumes to support profitable operations.

Cash Flows from Operations. Net cash used in operating activities during the six-months ended June 30, 1995 was $1,608,000, an increase of $753,000 over the same period last year. Net income for the six-months ended June 30, 1995 was $788,000 compared to a loss of $211,000 during the same period
last year.   However, during the first half accounts receivable
increased by $2,288,000 which can be attributed to second quarter 1995 sales which were $2,800,000 higher than fourth quarter 1994 sales. In addition, inventories increased by $988,000 during the first half in order to meet both the higher sales volume during the first half and forecasted demand during the balance of 1995. Management continuously monitors inventory levels on a world-wide basis in order to insure that excess inventory is kept to a minimum.

Cash Flows From Investing. Net cash used in investing activities during the six-months ended June 30, 1995 was $215,000 as compared to $22,000 during the same period in 1994. The majority of the expenditure relates to lease-hold improvements made during the relocation of the Company's Japanese sales office subsidiary.

Cash Flows From Financing. Net cash provided by financing activities during the six-month period ended June 30, 1995 was $2,193,000 as compared to $966,000 during the same period in the prior year. As further described in the following paragraph Axess extended the Company additional working capital of $2,400,000 during the second quarter.

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

On April 26, 1995, the domestic banks extended the Company's letters of credit of approximately $2,400,000 which partially collateralized its foreign bank borrowings to April 30, 1996.

On April 26, 1995, the Company and the domestic banks agreed to a moratorium on the mortgage loan principal payments from April 26, 1995 to September 29, 1995 (amounting to $41,416 per month), at which time the Company shall pay in full the deferred principal payments. Commencing on October 1, 1995, the Company will resume scheduled principal payments.

On August 15, 1995 the domestic banks waived a certain covenant violations with respect to restrictive covenants as of the June 30, 1995 period. Specifically, the waived covenant violations were: (i) the Inter-Company Accounts Receivable, whereas no intercompany transactions with the British Subsidiaries will result in an aggregate net account receivable due to the Borrower in excess of $150,000. At June 30, 1995, the Company's accounts receivable balance from the British Subsidiary amounted to $818,000. The Inter-Company Accounts Receivable terms are currently under negotiation; and (ii) Capital Expenditure Limit, whereas the Company, on a consolidated basis, shall not enter or become obligated to pay for capital expenditures during any fiscal quarter in an amount aggregating in excess of One Hundred Twenty-Five Thousand Dollars ($125,000). During the period ended June 30, 1995, the Company's subsidiary in Japan entered into a new lease agreement and had leaseheld improvements of approximately $184,000.

Also on August 15, 1995, the domestic banks extended the condition that the Company would obtain, within sixty (60) days of signing the Third Amendment to the Restructuring Loan and Security Agreement dated November 22, 1991, as amended May 26, 1992, December 31, 1993 and as of April 26, 1995, all obtainable guarantees and pledges which remain outstanding pursuant to
Section 11. Foreign Subsidiaries, Guarantees/Pledges and agreed that the Company would use their best efforts to comply with said requirements.

The Company's mortgage loans, lines and letters of credit are subject to acceleration in the event that there is a material and adverse change in the condition or affairs, financial or otherwise, of the Company which in the reasonable opinion of the domestic banks impairs the banks' collateral or increases their risk so as to jeopardize the repayment of the obligations.

See Statement of Cash Flows for further details of the Company's cash flows.

                 PART II.  OTHER INFORMATION


Item 5.   Other Information


Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits:

               10.23 Third Amendment to the Restructuring Loan
                     and Security Agreement
               27    Financial Data Schedule

   (b)    Reports on Form 8-K:

               None.



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




August 18, 1995             By  /s/ J. C. Fuhrmeister
                                John C. Fuhrmeister
                                Vice President and
                                Chief Financial Officer