Form 10-Q
period 1995-09-30
RHEOMETRIC SCIENTIFIC INC
filed 1995-11-15
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1995

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

      Class                  Outstanding at November 1, 1995
__________________________   ______________________________
Common Stock, no par value           13,161,739



                 RHEOMETRIC SCIENTIFIC, INC.


                          FORM 10-Q



                            INDEX


                                                       Page

PART I  -  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets
     September 30, 1995 and December 31, 1994           3

    Condensed Consolidated Statements of Operations
     Three and Nine Months Ended September 30,
     1995 and 1994                                      4

    Condensed Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1995 and 1994      5

    Notes to Condensed Consolidated Financial
     Statements                                        6-8


  Item 2.  Management's Discussion and Analysis
     of Results of Operations and Financial Condition

    Results of Operations                              8-10

    Liquidity and Capital Resources                   10-12


PART II - Other Information


   Item 4.  Submission of Matters to a Vote
      of Security Holders                              12

   Item 6.  Exhibits and Reports on Form 8-K           13


    Signature                                          13

           RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          (Audited)
(In thousands)               (Unaudited)      September    December
                                               30, 1995    31, 1994
ASSETS
Current Assets
 Cash                                        $  990     $   747
 Net receivables                             12,033      10,106
 Net inventories
  Finished goods                              2,597       2,952
  Work in process                             1,028       2,247
  Assembled Components, materials,and parts   6,262       4,607
                                              _____       _____

                                              9,887       9,806
 Prepaid expenses and other assets            1,330         687
                                              _____       _____

  Total current assets                       24,240      21,346
                                             ______      ______

Property, Plant, and Equipment                21,357     21,311
 Less accumulated depreciation and
  amortization                                11,308     10,827
                                             ______      ______

   Net property, plant, and equipment        10,049      10,484
Goodwill and other intangible assets          3,480       2,283
Other Assets                                    633         997
                                             ______      ______
  Total Assets                              $38,402     $35,110
                                             ======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings                 $ 6,041     $ 6,429
 Current maturities of long-term debt           499         595
 Short-term debt - affiliate                  6,115          --
 Accounts payable                             3,674       3,648
Restructuring reserve                            --         132
Payable to affiliate                            597         150
Accrued liabilities                           4,240       4,200
Other current liabilities                       300          --
                                             ______      ______

  Total current liabilities                  21,466      15,154

Long-term debt                                5,523       5,688
Long-term debt - affiliate                       --       3,715
Other Non-Current Liabilities                 1,392          --
                                             ______     _______

  Total liabilities                          28,381      24,557

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and           13          13
  outstanding 13,162 shares
 Additional paid-in capital                  24,759      24,759
 Accumulated deficit                        (14,836)    (14,262)
 Cumulative translation adjustment               85          43
                                             ______      ______
  Total shareholders' equity                 10,021      10,553
                                             ______      ______
                                            $38,402     $35,110
                                             ======      ======

  See Notes to Condensed Consolidated Financial Statements.

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)
            (In thousands, except per share data)

                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                                    1995    1994         1995       1994
  Sales                           $ 9,056   $ 8,591     $29,532    $25,489
  Cost of sales                     5,379     4,725      15,996     13,588

  Gross profit                      3,677     3,866      13,536     11,901

  General and administrative expenses 628       943       2,371      2,466

  Marketing and selling expenses    2,458     2,465       7,390      7,135

  Research and development
  expenses                            739       604       2,213      1,910

  Goodwill and intangible
    amortization                      163        99         488        221

  Total Operating Expenses          3,988     4,111      12,462     11,732

  Operating (loss) income           (311)     (245)       1,074        169

  Interest (expense) - Banks        (326)     (311)        (860)      (873)
  Interest (expense) - Affiliate    (191)     (160)        (478)      (367)
  Interest income                      7         3           23          6
  Foreign currency (loss) gain      (541)       20         (276)       480
                                  ______     _____        _____      _____

  Loss before income taxes        (1,362)     (693)        (517)      (585)

  Income tax benefit (expense)        --       297          (57)       (22)
                                  ______     _____        _____      _____

  Net loss                       $(1,362)   $ (396)      $ (574)    $ (607)
                                  ======     =====        =====      =====
  Net loss per share             $ (0.10)   $(0.03)      $(0.04)    $(0.05)
                                  ======     =====        =====      =====
  Average number of shares
   outstanding                    13,162    13,162        13,162    11,969
                                  ======    ======        ======    ======
See Notes to Consolidated Financial Statements.

                 RHEOMETRIC SCIENTIFIC, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)           (Unaudited)        Nine Months Ended
                                              September 30,
                                              1995      1994
Cash Flows from Operating Activities:       $ (574)  $  (607)
Net loss

Adjustments to reconcile net loss to net
Provided by operating activities:
Depreciation and amortization of plant and
 equipment                                      770      693
Amortization of goodwill and intangibles        488      216
Provision for slow moving inventory             308      359
Loss on sale/retirement of property, plant
 and equipment                                   87        1
 Unrealized currency loss (gain)                438     (605)
Changes in assets and liabilities:
 Receivables                                (1,965)      (30)
 Inventories                                  (327)     (482)
 Prepaid expenses and other current
  assets                                      (630)     (123)
 Accounts payable and accrued
  liabilities                                  285       188
 Income tax payable                             25        (4)
 Other assets                                  279       (89)

Other Non-Current Liabilities                  (47)       --
                                              ____      ____
Net cash used in operating activities         (863)     (483)
                                              ____      ____
Cash Flows from Investing Activities:
Purchases of property, plant, and
equipment                                     (302)     (105)
                                              ____      ____
Net cash used in investing activities         (302)     (105)
                                              ____      ____
Cash Flows from Financing Activities:
Net borrowings (repayments) under line of
credit agreements                             (491)       29
Repayment of long-term debt                   (165)     (508)
 Proceeds from short-term debt - affiliate   2,400       660
 Proceeds from long-term debt - affiliate      --        375
                                             _____     _____
Net cash provided by financing activities    1,744       556

Effect of exchange rate changes on cash       (336)      272
                                             _____     _____
Net increase in cash                            243      240

Cash at beginning of period                     747      401
                                              _____    _____
Cash at end of period                        $  990   $  641
                                              =====    =====
Cash payments for interest                   $  935   $1,090
                                              =====    =====
Cash payments for income taxes               $   31   $   --
                                              =====    =====
See Notes to Condensed Consolidated Financial Statements.

                       RHEOMETRIC SCIENTIFIC, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

  The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Prior year results have been restated to reflect the results of the Polymer Laboratories Thermal Sciences Business ("PL Thermal Sciences Business") acquired as of March 3, 1994 (see Note 3).

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

7. Long-term Debt and Short-term Borrowings

   Long-term debt consists              September 30,  December 31,
     of the following:                       1995          1994

  Mortgage loans payable through        $ 6,020,000   $ 6,185,000
   November 1997, with interest at
   prime plus 1/2% (9.25% at
   September 30,1995 and 9.0% at
   December 31, 1994)and fixed
   interest at 9.6%

   Obligations under capital leases,          2,000        98,000
    with interest imputed at a
    weighted-average rate of 12%          __________     _________

                                           6,022,000     6,283,000

   Less current maturities                   499,000       595,000

                                         $5,523,000    $ 5,688,000


   The Company has working capital lines of credit with certain domestic and foreign banks aggregating $7,193,000 of which approximately $1,152,000 was available as of September 30, 1995. A $175,000 reduction of the domestic line was scheduled for September 30, 1995. On September 30, 1995 the line was reduced by $75,000 with a moratorium on the remaining $100,000. On October 20, 1995, the Company ended the moratorium and said $100,000 reduction was effectuated on October 21, 1995. Borrowings as of September 30, 1995 amounted to $2,820,000 with domestic banks and $3,221,000 with foreign banks. Interest on the domestic lines of credit as of September 30, 1995 is 9.75%, 9.5% as of December 31, 1994.
   Interest rates on the foreign lines of credit range between 2.25% to 11.25% as of September 30, 1995 and between 3.875% to 11.5% as of December 31, 1994. The long-term and short-term borrowings with domestic banks are cross-collateralized by the Company's assets.
   The borrowings with foreign banks are partially collateralized by letters of credit issued by a domestic bank ($2,400,000) and a lease deposit held by a foreign bank. Under the terms of the letters of credit, the Company must maintain a cash collateral account on behalf of the domestic bank. As of September 30, 1995, this restricted cash was approximately $998,000 and is included in prepaid expenses and other current assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Sales for the three and nine months ended September 30, 1995 increased by $465,000 and $4,043,000 (or 5.4% and 15.9%), respectively, as compared to the corresponding periods in 1994. The growth in revenues for the nine-month period resulted from increases of : $665,000, 952,000 and $2,426,000 in the Americas, Europe and the Far East respectively. The growth in revenues in the three-month period represents an increase in the Far East of $961,000. This increase was offset by a decline in the Americas and Europe of $149,000 and $347,000, respectively. For the nine-month period total international sales of $20,001,000 represented 67.7% of total sales compared to 1994's international sales of $16,623,000 which amounted to 65.2% of total sales. For the third quarter international sales equaled $5,948,000 or 65.7% of total sales compared to last years third quarter sales of $5,334,000 or 62.1%. For both the three and nine-month periods sales were favorably impacted by foreign currency trends. In addition, the nine-month period benefited from three full quarters of the PL Thermal Sciences Business as well as the recently acquired Mettler instruments.

The gross profit percentages for the three and nine-months ended September 30, 1995 were 40.6% and 45.8%, respectively. This compares to 45.0% and 46.7% for the same periods in the prior year. The decline in gross profit percentage can be attributed to unfavorable manufacturing variances arising from early production runs of a new instrument and its related accessories. Management expects that these variances will decline with each subsequent production run.

Operating expenses for the three and nine-month periods ended September 30, 1995 were down $123,000 and up $730,000 compared to corresponding periods in the prior year. For both the three and nine-month periods operating expenses were adversely affected by foreign currency trends, which raised the level of the Company's operating expenses by approximately $123,000 and $566,000, respectively. In addition, operating expenses also increased by $501,000 in the nine-month period due to three full quarters of the PL Thermal Sciences Business as opposed to approximately seven months in the prior nine-month period.

Net interest expense for the three and nine-months ended September 30, 1995 increased by $42,000 and $81,000 compared to the corresponding periods in the prior year. These increases can be attributed to higher average debt balances outstanding during the period as interest rates remained relatively stable.

The foreign currency losses for the three and nine-month periods ended September 30, 1995 were $541,000 and $276,000, respectively. The losses during the third quarter were primarily due to unrealized losses in the Japanese Yen, British Pound, German Mark and French Franc offset by a gain in the Swiss Franc resulting from the Mettler agreement. For the nine-month period the losses were primarily due to unrealized losses in the Japanese Yen and Swiss Franc offset by gains in the British Pound, German Mark and French Franc. The foreign currency gains for the three and nine-months ended September 30, 1994 of $20,000 and $480,000, respectively, were primarily due to unrealized translation gains resulting from the strengthening of the French Franc, German Mark and Japanese Yen against the U.S. Dollar.

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

Cash Flows from Operations. Net cash used in operating activities during the nine-months ended September 30, 1995 was $863,000, an increase of $380,000 over the same period last year. Net loss for the nine-months ended September 30, 1995 was $575,000 compared to a loss of $607,000 during the same period last year. During the nine-month period accounts receivable increased by $1,965,000 which can be attributed to historically longer credit terms associated with international sales.
In addition, inventories increased by $327,000 over the nine-month period. Management continuously monitors inventory levels on a world-wide basis in order to maximize inventory usage.

Cash Flows From Investing. Net cash used in investing activities during the nine-months ended September 30, 1995 was $302,000 as compared to $105,000 during the same period in 1994. The majority of the expenditure relates to lease-hold improvements made during the relocation of the Company's Japanese sales office subsidiary.

Cash Flows From Financing. Net cash provided by financing activities during the nine-month period ended September 30, 1995 was $1,744,000 as compared to $556,000 during the same period in the prior year. As further described in the following paragraph Axess extended the Company additional working capital of $2,400,000 during the year.

On April 13, 1995, Axess agreed that it would provide $2,400,000 in additional working capital to the Company in the form of subordinated debt. The subordinated debt will mature on April 30, 1996 and will bear interest at 12% payable monthly. In addition, Axess agreed that it would extend the maturities on all debt obligations ($3,715,000 at March 31, 1995) of the Company to Axess until April 30, 1996, the interest of which would also be subject to deferral. On April 13, 1995 Axess also agreed to defer interest payments on all debt obligations (including the $2,400,000) through September 30, 1995. On April 17, 1995, Axess funded the $2,400,000 to the Company as subordinated debt. On September 28, 1995, Axess further extended the above mentioned interest payment deferral through December 31, 1995.

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

On August 15, 1995, the domestic banks extended the condition that the Company would obtain, within sixty (60) days of signing the Third
Amendment to the Restructuring Loan and Security Agreement dated
November 22, 1991, as amended May 26, 1992, December 31, 1993 and as of
April 26, 1995, all obtainable guarantees and pledges which remain outstanding pursuant to Section 11. Foreign Subsidiaries,
Guarantees/Pledges and agreed that the Company would use their best efforts to comply with said requirements. On November 14, 1995 the Company agreed it would obtain, within sixty (60) days this date the remaining outstanding foreign subsidiaries, guarantees/pledges.

On November 14, 1995 the domestic banks waived certain covenant violations with respect to restrictive covenants as of September 30, 1995. Specifically, the waived covenant violations were: (i) the Inter-Company Accounts Receivable, whereas no intercompany transactions with the British Subsidiaries will result in an aggregate net account receivable due to the Borrower in excess of $150,000. As of September 30, 1995, the Company's accounts receivable balance from the British Subsidiary amounted to $526,000. The Inter-Company Accounts Receivable terms are currently under negotiation; and (ii)Maximum debt to tangible net worth, whereas the Company, on a consolidated basis, shall not cause, suffer, or permit the ratio to become more than 4.37 to 1.00 as of September 30, 1995. The maximum debt to tangible net worth waiver is required because the payments to the banks for the deferred principal payments which was approximately $207,000, did not occur until October, and the continued deferment of the Axess interest payments of $335,000. These payments were scheduled to occur on September 29, 1995. If the balance for September 30 were adjusted as if these payments did occur in September, the Company would not have been in violation.

The Company's mortgage loans, lines and letters of credit are subject to acceleration in the event that there is a material and adverse change in the condition or affairs, financial or otherwise, of the Company which in the reasonable opinion of the domestic banks impairs the banks' collateral or increases their risk so as to jeopardize the repayment of the obligations.

The Company is in the process of investigating alternative sources of financing for both its mortgage debt and bank lines of credit.
See Statement of Cash Flows for further details of the Company's cash flows.

                       PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 22, 1995, the following items were called and received the following vote:

The shareholders nominated and elected the directors to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified with the following results:
The vote for director nominee Robert E. Davis, For 12,984,650; Withheld 4,211; not voted 172,878. The vote for director nominee David C. Beehler, For 12,984,650; Withheld 4,211; not voted 172,878. The vote for director nominee Alexander F. Giacco, For 12,984,650; Withheld 4,211; not voted 172,878. The vote for director nominee Richard J. Giacco, For 12,984,650; Withheld 4,211; not voted 172,878. The vote for director nominee R. Michael Hendricks, For 12,984,650; Withheld 4,211; not voted 172,878. The vote for director nominee Robert K. Prud'homme, For 12,984,650; Withheld 4,211; not voted 172,878.

The shareholders also ratified the appointment of Coopers & Lybrand L.L.P. as the independent auditors of the Company for the fiscal year ending December 31, 1995 with the following results: For 12,984,650; Abstain 3,100; Against 1,111; not voted 172,878.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits:


               27    Financial Data Schedule

   (b)    Reports on Form 8-K:

               None.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




November 14, 1995           By /s/ J C Fuhrmeister
                               ____________________
                                John C. Fuhrmeister
                                Vice President and
                                Chief Financial Officer