Form 10-K
period 1995-12-31
RHEOMETRIC SCIENTIFIC INC
filed 1996-04-16
CIK 779164

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     December 31, 1995
                                     OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to

Commission file number 0-14617

                              Rheometric Scientific, Inc.
(Exact name of registrant as specified in its charter)

         New Jersey                                   61-0708419
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)

    One Possumtown Road, Piscataway, N.J.                        08854
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (908) 560-8550

 (Former name, former address, and former fiscal year if changed since last report.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             Common Stock, No Par Value
                               Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X           No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                               [X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 18, 1996: $4,562,261.
(For purposes of this filing only, all executive officers and directors have been classified as affiliates.)
The number of shares of the registrant's Common Stock outstanding as of March 18, 1996 was 13,161,739.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None
The Exhibit Index appears on page: 34

                                   Part I

      (Items either not applicable or not material have been excluded)

Item I.  Business

                                 Background

General
Rheometric Scientific, Inc., and subsidiaries (referred to as "Rheometric" or the "Company"), was incorporated in New Jersey in 1981. The Company's corporate executive offices and principal manufacturing operation is located in Piscataway, New Jersey. Sales offices are located in England (also manufacturing), France, Germany , and Japan.

History
The Company was co-founded under the name Rheometrics, Inc. in 1970 by Dr. Joseph M. Starita and Dr. Chris Macosko. In 1985, following completion of a $7 million stock offering, Rheometrics became a public company. Through a series of transactions beginning in 1991, briefly described below, Axess Corporation ("Axess") owns 76.6% of the common stock of the Company. The Company changed its name to Rheometric Scientific, Inc. in November 1994.

In 1991 and 1992 the Company and Axess executed a $1,500,000 principal amount Subordinated Convertible Debenture convertible into 551,471 newly-issued shares of Common Stock and a $1,300,000 principal amount Subordinated Convertible Debenture convertible into 1,221,919 newly-issued shares of Common Stock, respectively.

In 1993, the Company and Axess signed an Option Agreement whereby the Company granted Axess an irrevocable option to purchase 1,630,897 newly-issued shares of Common Stock for $1,000,000. Axess exercised the Option Agreement and converted the aforementioned Subordinated Convertible Debentures into 1,773,390 newly-issued shares of Common Stock in 1993.

In 1994, the Company acquired the Polymer Laboratories Thermal Sciences Business (the "PL Thermal Sciences Business") through a series of transactions involving Axess. See Note 2 of Notes to Consolidated Financial Statements.

In 1995, the Company acquired from Mettler-Toledo AG ("Mettler") the exclusive, worldwide rights for two rheological test instruments, the RM180 and RM260, that serve the coatings, paints, biological fluids, cosmetics, and lubricants industries. See Note 12 of Notes to Consolidated Financial Statements.

                             Recent Developments

On February 23, 1996, Rheometric consummated a sale/leaseback arrangement wherein for $6,300,000 the Company sold, and then leased back, the 19 acres of real property on which is located its corporate headquarters and main manufacturing in Piscataway, New Jersey. Simultaneously with the consummation of the sale/leaseback arrangement, the Company entered into a Loan and Security Agreement providing for a working capital revolving credit facility in the amount of $11,500,000 (the "Loan Agreement"). See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 14 of Notes to Consolidated Financial Statements

David Beehler, a Director of the Company, resigned from the Board of Directors effective February 5, 1996. The Company has no plans to fill the vacancy created by his resignation at this time.

                           DESCRIPTION OF BUSINESS

Financial Information About Industry Segments
The Company operates in one industry segment. Information regarding this segment is below. Commencing January 1, 1993, the Company changed its fiscal year end from June 30 to December 31.

Narrative
The Company designs, manufactures, markets, and services computer-controlled materials test systems used to make physical property measurements, such as viscosity, elasticity, and thermal analysis behavior, on various materials including, plastics, composites, petrochemicals, rubber, chemicals, paints, coatings, pharmaceuticals, cosmetics, and foods. The Company's product offering, most of which is proprietary or patented, consists of rheological and thermal analytical laboratory instruments used for research and product development; on-line rheological sensors for controlling and assuring product quality in various manufacturing processes; and integrated systems for direct on-line control of manufacturing processes. These integrated systems combine special sampling technologies and multiple sensor technologies to provide various real-time measures of product quality. The Company sells its products worldwide, primarily to Fortune 500 and other leading international corporations, as well as independent research laboratories and educational and governmental institutions.

Customers. The Company's customers fall generally into three major categories based on the nature of their products and the processes by which their products are developed: (1) materials manufacturers, (2) product manufacturers, and (3) independent and nonprofit research laboratories and governmental and educational institutions. The Company does not have any customer that accounts for more than 10 percent of the Company's sales.

Technologies. Each instrument system consists of components, some of which include actuators, which manipulate or impart force upon a sample, while others thermally activate samples using controlled furnaces; sensors, which measure the results of such activities upon the sample; and microprocessors which analyze such results. The design and manufacture of these components requires expertise in several disparate technologies, including electronics, software, mechanics, machining, and environmental control. Most of the Company's instrument systems contain a microcomputer system developed and manufactured by the Company, which incorporates proprietary expertise in microprocessor applications, data acquisition and analysis, control feedback, and systems development software, including assembly language programming. The Company's laboratory instruments can control motion with high precision, some to within two-millionths of an inch.

The testing of materials ranging from low viscosity water-like fluids to tough steel-like composites requires the precise measurement of forces over a wide dynamic range. The Company has combined its engineering resources to develop sophisticated sensors capable of measuring forces as small as 10 milligrams to as large as 5,000 pounds.

Raw Material & Components. The Company's products consist of mechanical and electronic assemblies. A number of raw materials, primarily stainless steel and aluminum, are used to fabricate the Company's mechanical assemblies, and electronic components are used to build its electronic assemblies. The Company depends upon, and will continue to depend upon, a number of outside suppliers for the components it uses. The Company believes that the raw materials and component parts it uses are available from alternate suppliers and does not believe it is dependent upon any one supplier.

Patents & Trademarks. The Company currently has patents for the design and manufacture of certain of its instruments and systems. Due to the rapidly changing technology relative to the Company's product lines, the Company does not believe that technological patent protection is presently significant as a competitive factor. The Company's name and its logo are protected under Federal trademark laws and the Company believes that there is significant value associated with the Company's name.

Seasonal Operations & Backlog.  Historically, the Company's sales, earnings
(loss) before income taxes, and net earnings (loss) have been cyclical. Typically the quarters ending June and December outperform the quarters ending March and September. This cyclicality is primarily attributable to the capital goods budgeting cycle. Many customers place their orders in the first calendar quarter (after capital budgets have been approved) with delivery in the second calendar quarter due to three or four month average delivery times. Moreover, as the fourth calendar quarter approaches, many customers review their annual budgets and determine that they are able to place an order for delivery by the end of December.

Competition. The Company believes that its principal competitors are several domestic and foreign manufacturers, some with greater financial and marketing resources than the Company. The Company competes with these companies and others by offering products of high performance, quality and reliability, backed by service capabilities. The Company believes that technological requirements and high initial capital expenditures represent significant barriers to entry. However, there can be no assurance that a larger company with greater financial resources than the Company will not enter this market at a later date, and that such entry would not have a material adverse impact on the operations of the Company.

The Company believes that it is well-positioned in the field of engineering and technology to remain competitive in the face of technological changes that may occur in the marketplace. There can be no assurance, however, that technology superior to the Company's will not be developed which would have a material adverse effect on the Company's operations.

Product Research & Development. The Company's research and development activities primarily focus on the development of new products and new applications and enhancements for existing products. In its development and testing of new products and applications, the Company consults with professionals at universities and in the industry worldwide. The Company believes that its research and development activities are necessary to maintain competitiveness and to better serve its customers.

Employees. At December 31, 1995, the Company had approximately 244 full-time employees worldwide, none of whom is party to a collective bargaining agreement.

Financial Information About Foreign and Domestic Operations and Export Sales See Note 10 of Notes to Consolidated Financial Statements.

Item 2.  Properties

At December 31, 1995, the Company owned a 100,000 square foot building on 19 acres of land in Piscataway, New Jersey. On February 23, 1996, the Company sold, and then leased back this property. This facility presently accommodates the Company's manufacturing, marketing, research and development, and general administrative activities. The Company expects this facility to accommodate its needs for the foreseeable future. See Note 14 of Notes to Consolidated Financial Statements.

The Company also leases space for use as sales and service centers in various locations overseas. The Company leases an aggregate of approximately 25,000 square feet of space in Epsom and Loughborough, England; Bensheim, Germany; Marne La Vallee, France; and Tokyo, Japan.

Item 3.  Legal Proceedings

There are no known material pending legal proceedings involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1995

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters

Common Stock Market Prices and Dividends

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "RHEM." The table below presents the high and low sales prices for each quarter for the years ended December 31, 1995 and 1994.

Since its initial public offering in December 1985, the Company has not paid any cash dividends. The Company's current borrowing arrangements prohibit the payment of cash dividends. At March 15, 1996, there were approximately 191 holders of record of the Company's Common Stock. In addition, there are approximately 900 beneficial holders of Common Stock held in street name.

                        12 Months Ended December 31,
                          1995         1994
          QUARTER ENDEDHigh  Low   High  Low
          March 31     $1.50 $1.25 $2.00 $1.03
          June 30      1.75  1.38  2.00  1.25
          September 30 3.88  1.38  1.88  1.25
          December 31  2.63  1.38  1.88  1.13

Item 6.  Selected Financial Data

(In thousands of dollars, except per share data)

 12 Months Ended  December 31,
                 1995          1994  1993        1992
                                                (Unauited)
Sales             $41,244   $34,571  $26,881  $26,013
Restructuring expense  --      (98)    1,400       --
Net Income (loss)     391   (1,463)  (4,550)  (2,480)
Earnings (loss) per
  share               0.03   (0.12)    (0.73)    (0.61)
Total assets       40,093    35,110   27,235   28,927
Long-term debt     10,973     9,403    7,622    9,761

      Six Months Ended December 31,  12 Months Ended June 30,
               1992 1991                          1992 1991
                     (Unaudited)
Sales               $11,146     $8,512     $23,379   $26,066
Restructuring expense       --        --        --        --
Net (loss) income      (2,701)   (3,829)   (3,608)   (3,490)
(Loss) income per share  (0.62)    (1.18)    (1.01)    (1.13)
Total assets            28,927    29,288    31,013    33,690
Long-term debt           9,761     9,159     9,896     7,975

The PL Thermal Science Business acquisition has been included as of March 3,
1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


12 Months Ended December 31, 1995 vs. 12 Months Ended December 31, 1994

In the year ended December 31, 1995, the Company achieved sales of $41,244,000 compared to $34,571,000 for the year ended December 31, 1994. Japanese and European sales increased by 50% and 25% respectively, while domestic sales decreased by 1%. In addition to strong demand for the Company's products, both Japanese and European sales were impacted favorably by the devaluation of the dollar. European and domestic sales also benefited from a full 12 months of the PL Thermal Science Business as opposed to 10 months in the prior year. International and export sales, as a percentage of total sales, increased to 66% of consolidated sales from 59% in 1994.

Gross profit for the year ended December 31, 1995 was 46.3% of sales, up from 45.1% for the same period in 1994. Strong Japanese sales and favorable currency trends contributed to this increase in margin.

Operating expenses of $16,641,000 increased by $767,000 for the period ended December 31, 1995, compared to the corresponding period in 1994. This increase can be attributed to adverse currency trends and a full 12 months of the PL Thermal Science Business offset by the capitalization of $306,000 software development costs.

Interest expense remained virtually unchanged in 1995 when compared to 1994, decreasing $7,000. Higher loan balances throughout the period were offset by lower interest rates.

Net income for the year ended December 31, 1995 was $391,000 as compared to a net loss of $1,463,000 incurred in 1994. In 1995, the Company utilized net operating loss carryforwards of approximately $145,000. Net income in 1995 was adversely affected by foreign exchange rates in 1995. Foreign currency transaction and translation losses amounted to $307,000 compared to gains of $584,000 in 1994. Currency transactions are attributable principally to the exchange of foreign currency for U.S. dollars in connection with payments made by foreign subsidiaries for purchases from the domestic parent company. Currency translation is attributable principally to the conversion of the foreign subsidiaries intercompany liability accounts into U.S. dollars.

Backlog as of December 31, 1995 and 1994 was $2,073,500 and $3,750,300,
respectively. The Company expects that all of the items in its backlog will be delivered in the current calendar year.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continually monitors its exposure relating to excess and obsolete inventory and establishes appropriate valuation reserves. The Company's development efforts generally enhance existing products or relate to new markets for existing technology and, therefore, existing products are generally not rendered obsolete.

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

12 Months Ended December 31, 1994 vs. 12 Months Ended December 31, 1993

In the year ended December 31, 1994, the Company achieved sales of $34,571,000 compared to $26,881,000 for the year ended December 31, 1993. These results include 10 months of sales amounting to $8,792,000 resulting from the acquisition of the PL Thermal Sciences Business (the "Acquisition") effective March 3, 1994. Excluding the Acquisition, sales were $25,779,000. European, Japanese, and domestic sales increased by 87%, 10% and 10%, respectively. Excluding the Acquisition, European and domestic sales declined by 17% and 5% respectively, while Japanese sales increased by 10%.
A general softening in the marketplace along with some organizational changes caused the majority of the decline, both domestically and in Europe. The increase in Japan can be attributed to the steady devaluation of the dollar throughout the year. International and export sales, as a percentage of total sales increased to 59% of consolidated sales. Excluding the Acquisition, international and export sales, as a percentage of total sales, decreased slightly to 53% of consolidated sales compared to 54% in 1993.

Gross profit for the year ended December 31, 1994, was 45.1% of sales, down from 45.7% for the same period in 1993. Excluding the Acquisition, gross profit was 49.8%. Ongoing cost control programs helped to increase gross profit along with favorable currency trends.

Operating expenses of $15,874,000 increased by $801,000 for the period ended December 31, 1994, compared to the corresponding 1993 period. These results include $3,433,000 incurred in the Acquisition as well as $309,000 representing the current year's portion of goodwill amortization. The goodwill period is seven years and the annual amortization of goodwill will be $370,000. Excluding the Acquisition, operating expenses were $12,132,000 as compared to $15,084,000 for the same period in 1993. This reduction in operating expenses was primarily achieved as a result of a restructuring program begun in the fourth quarter of 1993. The reduction of operating expenses was adversely affected by currency trends.

Net interest expenses for the fiscal year 1994 increased by $117,000. The increase was due to higher outstanding borrowing of the Company compared to 1993. Excluding the Acquisition, interest expense declined by $53,000.

The net loss for the year ended December 31, 1994 was $1,463,000 as compared to a net loss of $4,550,000 in 1993. The 1994 results included a net loss of $1,014,000 relating to the Acquisition, that included various costs associated with integrating the PL Thermal Sciences Business as well as goodwill amortization. Excluding the Acquisition, the loss was $449,000.
The loss was affected favorably by foreign exchange rates. Foreign currency transaction and translation gains amounted to $584,000 compared to losses of $151,000 in 1993. Currency transactions are attributable principally, to the exchange of foreign currency for U.S. dollars in connection with payments made by foreign subsidiaries for purchases from the domestic parent company. Currency translation is attributable principally to the conversion of the foreign subsidiaries intercompany liability accounts into U.S. dollars.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continually monitors its exposure relating to excess and obsolete inventory and establishes appropriate valuation reserves. The Company's development efforts generally enhance existing products or relate to new markets for existing technology and, therefore, existing products are generally not rendered obsolete.

Liquidity and Capital Resources

Management believes that the cash generated from operations, Axess' debt financing and funds available under its current loan agreement, should be sufficient to meet the Company's working capital needs for the next year. On February 23, 1996 the Company entered into a three-year Loan and Security Agreement. The agreement provides a working capital revolving credit facility with a maximum available credit of $11,500,000. The amount of available credit is determined by the level of certain eligible receivables and inventories. Adequacy of cash flows generated beyond 1996 will depend upon and the Company's ability to achieve expected sales volumes to support profitable operations.

Cash Flows from Operations
Net cash used in operating activities in the fiscal years ended December 31, 1995, 1994, and 1993 was $590,000, $581,000, and $1,195,000, respectively.
The negative cash flow from operations in 1995 was comprised primarily of an increase in accounts receivable of $4,515,000. This increase reflects both the higher sales volume achieved by the Company as well as the timing of those sales. The increase in accounts receivable was offset by the following: $391,000 in net income, non-cash depreciation and amortization charges of $1,610,000, a decrease in inventory of $956,000, unrealized currency loss of $456,000 and an increase in accounts payable of $439,000.

Cash Flows from Investing
Net cash used in investing activities in the fiscal years ended December 31, 1995, 1994, and 1993 was $373,000, $212,000, and $322,000, respectively.
During 1995, the Company made capital expenditures of $373,000.

Cash Flows from Financing
Net cash provided by financing activities in the fiscal years ended December 31, 1995, 1994, and 1993, were $1,927,000, $1,173,000, and $1,365,000, respectively. During 1995 the Company's external debt payments of $473,000 were offset by $2,400,000 in additional working capital provided by Axess in the form of subordinated debt.

The Company and Axess executed various subordinated term loans during the years ended December 31, 1993, 1994 and 1995 aggregating $5,740,000. On February 23, 1996, Axess and the Company consolidated all of the outstanding notes and deferred interest amounting to $517,972 into a new subordinated note for an aggregate amount of $6,257,972. The new note bears interest at 12% payable monthly and is due February 28, 1999.

On March 7 and 25, 1994, Axess and the Company's UK subsidiary, executed subordinated term notes of $150,000 and $225,000, respectively, due January 1, 1996, bearing interest at a rate equal to the British Prime Rate plus 1.5%
(7.75% and 8.25% at December 31, 1995 and 1994, respectively).   On March 6,
1996, these subordinated term notes were paid in full, including interest of $27,417, for an aggregate amount of $402,417.

The Company had working capital lines of credit with certain domestic and foreign banks aggregating $6,922,000 of which approximately $498,000 was available at December 31, 1995.

Financing
On April 26, 1995, the Company and the domestic banks revised and extended the existing line of credit agreements and letters of credit to April 30, 1996. On December 31, 1995, the Company was in violation of certain covenants. The violations were cured on February 23, 1996 when the Company repaid the mortgage indebtedness and the existing line of credit.

The Company's mortgage loans, lines and letters of credit are subject to acceleration in the event that there is a material and adverse change in the condition or affairs, financial or otherwise, of the Company which in the reasonable opinion of the lender impairs the lender's collateral or increases its risk so as to jeopardize the repayment of the obligations.

On February 23, 1996, the Company entered into a sale/leaseback arrangement which is recorded as a financing whereby the Company sold the Company's corporate headquarters and main manufacturing facility, and the 19 acres of real property on which the facility is located (the facility and the real estate being referred to herein as the "Facility") for $6,300,000. Simultaneously with the sale to the Landlord, the Company entered into a long-term lease of the Facility from the Landlord. The initial term of the lease is 15 years, subject to automatic five-year extensions through 2026. Under the terms of the lease, the Company has certain rights of first refusal to purchase the Facility and the right to acquire up to 11 acres of undeveloped real estate constituting a portion of the facility (the "Excess Land") under certain circumstances. See Note 14 of Notes to Consolidated Financial Statements.

Simultaneously with the consummation of the sale/leaseback arrangement, the Company entered into a Loan and Security Agreement providing for a working capital revolving credit facility in the amount of $11,500,000. The amount of available credit is determined by the level of certain eligible receivables and inventory. The Company's obligations under the Loan Agreement are collateralized by substantially all of the Company's assets.

The Landlord financed the acquisition of the Facility in part through a
$3,300,000 mortgage loan.   The Company purchased a participating interest in
the Landlord's mortgage loan (the "Mortgage Loan") in the amount of $861,000. The Company's interest in the Mortgage Loan will be repaid with yearly interest of 9.625% upon the maturity of the Mortgage Loan in five years or upon refinancing.

Further, in connection with the sale/leaseback arrangement, the Company issued the following three warrants to acquire shares of its Common Stock, all having an exercise price of $2.00 per share: (1) a warrant to the Landlord to purchase 132,617 shares of Common Stock of the Company, exercisable during the term of the lease; (2) a conditional warrant to the Landlord to purchase 331,543 shares of Common Stock of the Company which shall only be exercisable if the indebtedness owed by Landlord under the Mortgage Loan is repaid prior to February 23, 1997; or if the Landlord is unable to refinance the indebtedness owed under the Mortgage Loan prior to February 23, 1997, solely as a result of environmental contamination relating to the 11 acres of undeveloped real estate constituting a portion of the facility (the "Excess Land"); and (3) a conditional warrant to the Landlord's Lender (the "Lender") to purchase 331,543 shares of Common Stock which shall only be exercisable if the indebtedness owed under the Mortgage Loan by Landlord to Lender is not refinanced prior to February 23, 1997.

A portion of the proceeds from the sale of the Facility and the Loan Agreement were used to provide the funds necessary to repay the Company's mortgage indebtedness of approximately $5,700,000 and existing line of credit of approximately $3,000,000.

As a result of the sale of the Facility, the Company expects to recognize a loss on its income statement in the first quarter of 1996, anticipated to be in the range of $2,500,000 to $3,000,000, because the proceeds of the sale are less than the costs of the Facility, as carried on the Company's balance sheets.

The Loan Agreement is for a term of three years. Under this agreement the most restrictive financial covenants are (a) maintain, on a consolidated basis, working capital not less than $6,000,000 through December 31, 1996, $6,500,000 through December 31, 1997and $7,000,000 after January 1, 1998; (b)
the maintenance of minimum adjusted tangible net worth, as defined of at least $8,750,000 through May 31, 1996, $9,000,000 through December 31, 1996,
$9,500,000 through December 31, 1997 and $10,000,000 after January 1, 1998;
(c) achieve domestic cash flow, as defined, of not less than ($750,000) for the three months ending March 31, 1996, ($250,000) for the six months ending June 30, 1996, ($1,000,000) for the nine months ending September 30, 1996, and $0 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month; (d) achieve consolidated cash flow, as defined, of not less than ($850,000) for the three months ended March 31, 1996, $250,000 for the six months ended June 30, 1996, $500,000 for the nine months ended September 30, 1996 and $750,000 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month.

The Loan Agreement also provides certain letters of credit facilities for operations of the Company's foreign subsidiaries.

The Company's lines and letters of credit are subject to acceleration in the event that there is a material and adverse change in the condition or affairs, financial or otherwise, of the Company which in the reasonable opinion of the lender impairs the lender's collateral or increases its risk so as to jeopardize the repayment of the obligations.

See Statement of Cash Flows for further details of the Company's cash flows.

See Notes 4 and 5 of the Notes to Consolidated Financial Statements for additional information.

Item 8.  Financial Statements and Supplementary Data




Independent Auditor's Report



The Shareholders and Board of Directors
Rheometric Scientific, Inc.:

We have audited the consolidated balance sheets of Rheometric Scientific, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rheometric Scientific, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                                     Coopers & Lybrand L.L.P.









Wayne, Pennsylvania
April 15, 1996

                Rheometric Scientific, Inc. and Subsidiaries
                         Consolidated Balance Sheets
(In thousands)
                                                   December 31,
                                                 1995      1994
Assets
Current Assets
   Cash                                         $ 1,364   $   747
   Receivables - less allowance for
    doubtful accounts of $398 in
    December 1995 and $231 in December 1994      14,492    10,106
   Inventories
      Finished goods                              2,071     2,952
      Work in process                             1,366     2,247
      Assembled components, materials, and parts  5,142     4,607

                                                  8,579     9,806

   Prepaid expenses and other assets             1,564        687

      Total current assets                      25,999     21,346

Property, Plant, and Equipment                   21,348    21,311
   Less, accumulated depreciation and
    amortization                                 11,505    10,827

       Net property, plant, and equipment         9,843    10,484
Goodwill, net                                     2,074     2,283
Other Assets                                      2,177       997

        Total Assets

Liabilities and Shareholders' Equity            $40,093   $35,110
Current Liabilities
   Short-term bank borrowings                  $  6,424   $ 6,429
   Short-term debt - Affiliate                      375        --
   Current maturities of long-term debt             497       595
   Accounts payable                               3,780     3,648
   Restructuring reserve                             --       132
   Payable to affiliate                             818       150
   Accrued liabilities                            4,975     4,200
        Total current liabilities                16,869    15,154

Long-term debt                                    5,233     5,688
Long-term debt - Affiliate                        5,740     3,715
Other long-term liabilities                       1,363        --
    Total liabilities
Commitments and Contingencies                    29,205    24,557
Shareholders' Equity
   Common Stock, stated value of $.001,
     authorized 20,000 shares; issued and
     outstanding 13,162 shares at December 31,
     1995 and 1994                                   13        13
   Additional paid-in capital                    24,759    24,759
   Accumulated deficit                          (13,871)  (14,262)
   Cumulative translation adjustment                (13)       43

       Total shareholders' equity                10,888    10,553

       Total Liabilities & Shareholders' Equity $40,093   $35,110

See Notes to Consolidated Financial Statements

                Rheometric Scientific, Inc. and Subsidiaries
                    Consolidated Statements of Operations


(In thousands, except per        12 Months Ended December 31,
  share amounts)                  1995   1994      1993

Sales                              $41,244   $34,571   $26,881
  Cost of sales                     22,137    18,974    14,587

Gross profit                        19,107    15,597    12,294

Marketing and selling expenses      10,240     9,560     8,974
  Research and development expenses  2,705     2,480     2,316
  General and administrative expenses3,115     3,623     2,394
  Restructuring expense                 --       (98)    1,400
  Goodwill amortization                327       309        --
  Intangible amortization              254        --        --

                                    16,641    15,874    15,084

Operating income (loss)              2,466     (277)   (2,790)

  Interest expense - Banks         (1,037)   (1,164)   (1,212)
  Interest expense - Affiliate       (666)     (551)     (378)
  Interest income                       10        15         8
  Foreign currency (loss) gain       (307)       584     (151)

Earnings (loss) before income taxes    466   (1,393)   (4,523)
  Income tax expense                    75        70       27

Net earnings (loss)               $    391  $(1,463)  $(4,550)

Net earnings (loss) per share     $   0.03   $ (0.12)  $ (0.73)

Average number of shares
  outstanding                       13,162    12,284     6,224



See Notes to Consolidated Financial Statements

                Rheometric Scientific, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows

(In thousands)                             12 Months Ended December 31
                                             1995      1994       1993
Cash Flows from Operating Activities
Net income (loss)                          $   391  $(1,463)  $(4,550)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization of
    plant and equipment                      1,029       992     1,006
  Amortization of debt costs                    --        --       231
  Amortization of goodwill                     327       309        --
  Provision for slow moving inventory          267       517       414
 Amortization of intangibles                   254        --        --
 Loss on sale/retirement of property, plant,
    and equipment                               93         5        52
  Unrealized currency (gain) loss              456     (513)         6
  Changes in assets and liabilities:
    Receivables                            (4,515)       217     (390)
    Inventories                                956       118       784
    Prepaid expenses and other assets        (866)       469     (729)
    Accounts payable and accrued liabilities   439     (455)       383
    Payable to affiliate                       668       150        --
    Other assets                              (13)     (104)       546
    Restructuring reserve                       --     (823)     1,052
    Other non-current liabilities
Net cash used in operating activities         (76)        --        --
                                             (590)     (581)   (1,195)
Cash Flows from Investing Activities
Purchases of property, plant, and equipment  (373)     (230)     (322)
Proceeds from sale of equipment                 --        18        --

Net cash used in investing activities        (373)     (212)     (322)

Cash Flows from Financing Activities
Net borrowings under line of credit agreements  80     (184)     (379)
Repayment of long-term debt                  (553)     (678)     (676)
Proceeds from short-term debt - Affiliate       --        --     1,490
Proceeds from long-term debt - Affiliate     2,400     2,035        --
Proceeds from issuance of capital stock (net
  of issuance costs)                            --        --       930

Net cash provided by financing activities    1,927     1,173     1,365

Effect of Exchange Rate Changes on Cash      (347)      (34)        12

Net increase (decrease) in cash                617       346     (140)
Cash at beginning of period                    747       401       541
Cash at end of period                       $1,364   $   747   $   401

See Notes to Consolidated Financial Statements

                Rheometric Scientific, Inc. and Subsidiaries
               Consolidated Statements of Shareholders' Equity


                                         Additional              Cumulative
Total
(In thousands)               Common Stock  Paid-in  (Accumulated Translation
Shareholders'
                             Shares Amount Capital    Deficit)    Adjustment
Equity
Balance at December 31, 1992  4,507   $ 5  $14,123  $(8,249)  $(170)   $ 5,709
Issuance of Common Stock      3,405     3    3,495        --      --     3,498
Net loss                         --    --       --   (4,550)      --   (4,550)
Translation adjustment            --   --       --        --      101      101
Balance at December 31, 1993  7,912     8   17,618  (12,799)     (69)    4,758
Issuance of Common Stock      5,250     5    7,141        --      --     7,146
Net loss                         --    --       --   (1,463)      --   (1,463)
Translation adjustment           --    --       --        --      112      112
Balance at December 31, 1994 13,162   13    24,759  (14,262)       43   10,553
Net Income                       --    --       --       391      --       391
Translation adjustment           --    --       --        --     (56)      (56)
Balance at December 31, 1995 13,162   $13  $24,759 $(13,871)  $  (13)  $10,888

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation and Operations
The consolidated financial statements include the accounts of Rheometric Scientific, Inc., and its wholly-owned subsidiaries (referred to as "Rheometric" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Axess Corporation ("Axess" or the "Affiliate") owns 76.6% of the outstanding shares of the Company's Common Stock as of December 31, 1995.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company designs, manufactures, markets, and services computer-controlled material testing systems for use in material and product research and development, on-line process monitoring, and quality control.

Liquidity
Management believes that the cash generated from operations, Axess' debt financing and funds available under its current loan agreement, should be sufficient to meet the Company's working capital needs for the next year. On February 23, 1996 the Company entered into a three-year Loan and Security Agreement (the "Loan Agreement"). This agreement provides a working capital revolving credit facility with a maximum credit amount of $11,500,000. The amount of available credit is determined by the level of certain eligible receivables and inventories. Adequacy of cash flows generated beyond 1996 will depend upon the Company's ability to achieve expected sales volumes to support profitable operations.

Revenue Recognition
Product sales are recorded upon shipment. Service revenues are recorded as services are performed. Maintenance agreement revenues are recorded on a straight-line basis over the terms of the respective agreements. Service revenues for the years ended December 31, 1995, 1994, and 1993, were $3,706,000, $3,623,400, and $2,329,000, respectively. Deferred revenue relating to maintenance agreements amounted to $1,073,000 and $867,000 at December 31, 1995 and 1994, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

Inventories
Inventories, consisting of purchased materials, direct labor, and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market. As of December 31, 1995 and 1994 the Company had a reserve of approximately $969,000 and $1,572,000, respectively, for excess and obsolete inventory.

Property, Plant and Equipment
Property, plant and equipment is carried at cost. Depreciation and amortization of plant and equipment are computed based on the estimated service lives of the assets or lease terms, if shorter, using the straight-line method. Betterments and major renewals are capitalized, while repairs, maintenance and minor renewals are expensed. When assets are disposed of, the assets and related allowances for depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

The estimated useful lives for each class of fixed assets are as follows:

Buildings                 30 years   Transportation equipment      3 years
Machinery and equipment    8 years   Leasehold improvements        5 years
Office equipment         5-8 years   Assets under capital lease    5 years

Income Taxes
Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities.

No provision has been made for U.S. income taxes which would be payable if undistributed earnings of approximately $615,000 as of December 31, 1995 of foreign subsidiaries were distributed to the Company in the form of dividends, since it is management's intention to permanently reinvest such earnings in the related foreign operations.

Goodwill
Goodwill is amortized using the straight-line method over seven years. The Company evaluates annually whether there has been a permanent impairment in the value of goodwill. Any impairments would be recognized when the expected undiscounted future operating cash flows derived from such intangible asset is less than its carrying value.

Translation of Foreign Currencies
Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are included in the consolidated statements of operations, as are unrealized gains and losses arising from the translation of the foreign subsidiaries' intercompany liability accounts into U.S. dollars.

Research and Development Costs
Research and development costs, including costs of software development, are charged to expense as incurred. In 1995, the Company capitalized approximately $306,000 of software development costs which will be amortized using the straight-line method over three years.

Earnings (Loss) per Share
Earnings (loss) per share is computed based on the weighted-average number of common shares outstanding during each year. The earnings (loss) per share calculation does not include shares reserved for outstanding stock options or shares issuable under the Company's 1993 convertible debenture, since the effects are anti-dilutive or immaterial.

Cash Flow Information
Foreign currency cash flows have been converted to U.S. dollars at an appropriately weighted-average exchange rate or the exchange rates in effect at the time of the cash flows, where determinable.

Net cash provided by (used in) operating activities for the years ended December 31, 1995, 1994, and 1993, respectively, reflects cash payments for interest of $1,165,700, $1,823,700, and $1,354,400, and income taxes of
$44,300, $38,000, and $0, respectively.

In 1993, Axess Corporation exercised its option to convert $2,800,000 of subordinated convertible debentures into 1,773,390 shares of the Company's Common Stock (see Note 7). Upon conversion of the subordinated convertible debentures, $232,000 of related unamortized deferred financing costs were charged to additional paid-in capital.

Also see Note 2 for additional non-cash disclosures.

Fair Value of Financial Instruments
The estimated fair value of the Company's debt instruments as of December 31, 1995 approximates the carrying amount. The fair value of the debt instruments is estimated based on the discounted future cash flows using currently available interest rates. The Company's letter of credit instrument is not recognized in the Company's consolidated balance sheet and a reasonable estimate of fair value could not be made.

Concentration of Credit Risk
The Company's products are sold worldwide, principally to large corporations, and research, educational, and governmental institutes. The Company does not require collateral from its customers. The accounts receivable are spread among a number of customers and are geographically dispersed such that in management's opinion credit risk is minimized.

Accounting for the Impairment of Long-Lived Assets
The Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") in March 1995. FAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. Management believes that the future adoption of FAS 121 will not have a material impact on the Company's financial position or results of operations.

2.  Acquisition

Axess acquired the Polymer Laboratories Thermal Sciences Business (the "PL Thermal Sciences Business") on March 3, 1994 pursuant to the Agreement For Purchase of A Business and Shares (the "PL Purchase Agreement") for an aggregate payment equal to $6,919,000. Additionally, Axess incurred approximately $227,000 of transaction expenses in connection with the negotiation and completion of the PL Purchase Agreement. Axess formed two wholly-owned subsidiary companies, Axess Thermal Sciences Limited, a U.K. company ("ATS UK") and Axess Thermal Sciences, Inc., a Delaware corporation ("ATS US"), through which the PL Thermal Sciences Business was purchased. Axess's purchase of the PL Thermal Sciences Business was executed in contemplation of contributing such business to the Company upon the approval of the contribution by the Company's shareholders.

On April 20, 1994, the Company acquired from ATS US the accounts receivable, inventories, and certain other assets and liabilities of the United States operations of the Thermal Sciences Division of Polymer Laboratories Ltd. purchased by Axess in March 1994. In exchange for the assets acquired, Axess and the Company executed a $1,339,000 convertible subordinated revolving credit promissory note (the "Convertible Note") due November 1995, bearing interest at 12% per annum.

On November 10, 1994, at the Annual Meeting of Shareholders, the shareholders approved the issuance by Rheometric of 4,226,348 shares of Rheometric's Common Stock to Axess in exchange for the contribution by Axess of all the outstanding capital stock of two wholly-owned subsidiaries of Axess, ATS US and ATS UK. Shareholders also approved the issuance of 1,023,652 shares of Rheometric's Common Stock to Axess in connection with the exercise by Axess of the Convertible Note in the principal amount of $1,339,000. These transactions represent the transfer by Axess to Rheometric of all of the PL Thermal Sciences Business previously acquired by Axess.

The acquisition of the PL Thermal Sciences Business by Axess was accounted for as a purchase for accounting and financial reporting purposes and the subsequent acquisition of the PL Thermal Sciences Business by Rheometric was accounted for as a transfer and exchange between companies under common control in a manner similar to a pooling of interests. The Company's consolidated financial statements reflect the assets and the liabilities so transferred at historical cost (representing Axess' cost of the PL Thermal Sciences Business). The transfer from Axess to Rheometric indicated above principally consisted of accounts receivable of $2,576,000, inventory of $3,159,000, certain other assets of $495,000, certain accounts payable and other liabilities of $1,676,000 and goodwill of $2,592,000. The Company's consolidated financial statements reflect the acquisition from March 3, 1994, since at that date both the Company and the PL Thermal Sciences Business were under the common control of Axess.

3.  Property, Plant and Equipment

Property, plant and equipment as of December 31 consisted of the following:

                              1995               1994
Land                  $      945,000      $     945,000
Buildings                 11,167,000        11,167,000
Machinery and equipment    2,433,000          2,407,000
Office equipment           5,232,000          5,439,000
Transportation equipment     281,000            195,000
Leasehold improvements       437,000            305,000
Assets under capital lease   853,000            853,000
                         $21,348,000        $21,311,000


Assets under capital lease consist primarily of computer equipment. The accumulated depreciation on this equipment at December 31, 1995 and 1994 was $853,000 and $703,000, respectively. The Company's property, plant and equipment are pledged as collateral under the existing lines of credit and long-term debt agreements (see Note 4).

 4.  Long-term Debt and Short-term Borrowings

Long-term debt as of December 31 consisted of the following:
                                                             1995      1994
Mortgage loans payable through
  November 1997, with variable interest
  at prime plus 1/2% (9.0% at
  December 31, 1995 and 1994)
  and fixed interest at 9.6%                       $ 5,730,000   $ 6,185,000

Obligation under capital lease, with
  interest imputed at a weighted-
  average rate of 12%                                                98,000
                                                     5,730,000    6,283,000
Less current maturities                                497,000      595,000
                                                  $  5,233,000  $ 5,688,000

Short-term Borrowings

The Company has working capital lines of credit with certain domestic and foreign banks aggregating $6,922,000 of which approximately $498,000 was available at December 31, 1995. Borrowings at December 31, 1995 amounted to $3,320,000 with domestic banks and $3,104,000 with foreign banks. The domestic line of credit bears interest at prime plus 1% (9.5% at December 31,
1995 and 1994).   Interest rates on the foreign lines of credit range between
1.9% and 3.0% in Japan and between 7.0% and 11.3% in Europe as of December 31, 1995 and between 3.5% and 4.0% in Japan and between 10.75% and 11.0% in Europe at December 31, 1994. The weighted average interest rate on short-term debt outstanding was 6.5% and 7.3% as of December 31, 1995 and 1994, respectively. On April 26, 1995, the Company and the domestic banks revised and extended the existing line of credit agreements and letters of credit to April 30, 1996. On December 31, 1995, the Company was in violation of certain covenants. The violations were cured on February 23, 1996 when the Company repaid the mortgage indebtedness and the existing line of credit (see Note
14).

The long-term and short-term borrowings with domestic banks are cross-collateralized by the Company's assets. The borrowings with foreign banks are partially collateralized by letters of credit issued by a domestic bank ($2,400,000) and a lease deposit held by a foreign bank. Under the terms of the letters of credit, the Company must maintain a cash collateral account on behalf of the domestic bank. As of December 31, 1995 and 1994, this restricted cash was approximately $1,000,000 and $47,000, respectively and is included in prepaid expenses and other current assets. Under the revised agreements (including the mortgage loans payable), the most restrictive financial covenants as of December 31, 1995 are: the maintenance of minimum tangible net worth $6,720,000; the maintenance of a maximum debt to tangible net worth ratio, of 3.66 to 1; the maintenance of a current ratio of 1.13 to 1; (d) the limitation of annual capital expenditures; (e) the prohibition of cash dividends or cash distributions to shareholders; and (f) a limitation on intercompany loans and advances shall not in the aggregate exceed $6,000,000.

The Company's mortgage loans, lines and letters of credit are subject to acceleration in the event that there is a material and adverse change in the condition or affairs, financial or otherwise, of the Company which in the reasonable opinion of the lender impairs the lender's collateral or increases its risk so as to jeopardize the repayment of the obligations.


5.  Long-term Debt and Short-term Debt - Affiliate

Long-term debt - affiliate as of December 31 consisted of the following:

                                                        1995      1994
Two subordinated term notes with
interest equal to the British Prime
plus 1.5% (7.75% and 8.25% at December
31, 1995 and 1994, respectively) due
April  30, 1996                                 $375,000        $ 375,000
Various subordinated term notes due
February 28, 1999 with interest at 12%
per annum                                          5,740,000    3,340,000
                                               6,115,000        3,715,000
Less current maturities                              375,000           --
                                                 $ 5,740,000  $ 3,715,000

On March 7, and 25, 1994, Axess and the Company's UK subsidiary, executed subordinated term notes of $150,000 and $225,000, respectively, due January 1, 1996, bearing interest at a rate equal to the British Prime Rate plus 1.5%.

In 1993, Axess and the Company consolidated all of the outstanding term loans into a subordinated term loan of $1,340,000, due November 1, 1995, bearing interest at 12% per year.
Also in 1993, Axess and the Company executed a short-term capital loan of $340,000, which note bore interest at 12% per annum. The term of the note was subsequently extended to November 1, 1995.

On April 20, 1994, Axess and the Company executed a subordinated term loan of $500,000 due November 1, 1995, bearing interest at 12% per annum.

On September 23, 1994, Axess and the Company executed a $160,000 short-term loan; on October 7 and 21, 1994, Axess and the Company executed $300,000 and $400,000 of short-term loans, respectively; and on November 11, 1994, Axess and the Company executed a $300,000 short-term loan. These short-term loans bore interest at 12% per annum and were due November 1, 1995.

On April 17, 1995, Axess provided $2,400,000 in additional working capital to the Company in the form of subordinated debt. The subordinated debt was to mature on April 30, 1996 and bore interest at 12% payable monthly. In addition, Axess agreed that it would extend the maturities on all debt obligations ($3,715,000 at December 31, 1994) of the Company to Axess until April 30, 1996. Axess also agreed to defer interest payments on all debt obligations through September 30, 1995. On September 30, 1995, Axess agreed that it would continue the deferral of interest on all debt obligations, including the notes with the UK subsidiary, totaling $6,115,000 through December 31, 1995 (see Note 14).

6.  Income Taxes

The components of deferred tax assets and (liabilities) as of December 31 consisted of the following:

                                        1995            1994
  Inventory reserves, inventory
      capitalization, and
     intercompany profit in
      inventory                     $  858,000       $   961,000
  Other                                985,000           751,000
  Net operating loss carryforwards   4,730,000         4,097,000
  Research and development and other
      tax credit carryforwards       1,015,000           974,000
  Gross deferred tax assets          7,588,000         6,783,000
  Gross deferred tax liabilities      (475,000)           (3,000)
  Net deferred tax asset before
      valuation allowance            7,113,000         6,780,000
  Valuation allowance on deferred
      tax assets                    (7,113,000)       (6,780,000)
  Net deferred tax asset            $        --        $      --


A valuation allowance is established when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

At December 31, 1995, the Company had domestic net operating loss carryforwards for income tax purposes of approximately $9,147,000 which expire in 2005 through 2009 and foreign loss carryforwards of approximately $3,578,000, a portion of which may be carried forward indefinitely. The Company also has other tax credit carryforwards aggregating approximately $991,000 at December 31, 1995, which expire in 1998 through 2009.

The change in ownership resulting from the August 21, 1992 sale of Common Stock and a subordinated convertible debenture (see Notes 5 and 7) will result in a limitation on future annual utilization of domestic tax credits and net operating losses, pursuant to Internal Revenue Code Sections 382 and 383.

Income (loss) before income taxes as of December 31 consisted of the following:
                        1995        1994           1993

Domestic            $  34,000  $(1,022,000)  $(3,236,000)
Foreign               432,000     (371,000)   (1,287,000)
                     $466,000  $(1,393,000)  $(4,523,000)

The components of income tax expense (benefit) for the years ended December 31 consisted of the following

           1995           1994           1993
Federal:
     Current       $   --          $   --       $     --
     Deferred          --              --             --
                       --              --             --
Foreign:
     Current       72,000          63,000         27,000
      Deferred         --              --             --
                   72,000          63,000         27,000
State:
     Current        3,000           7,000             --
     Deferred          --              --             --
                    3,000           7,000             --
                 $ 75,000        $ 70,000       $ 27,000


The Company's effective tax rate varies from the statutory federal tax rate as of December 31 as a result of the following:


                                     1995       1994             1993
Computed statutory income
  tax benefit (provision)         $158,000  $(474,000)     $(1,538,000)
State income taxes, net  Federal
  tax benefit                        2,000      5,000               --
Foreign taxes                        9,000     36,000               --
Utilization of net operating
  losses                          (146,000)        --               --
Effect of loss carryforwards not
  recognized                        42,000    340,000       $1,575,000
Goodwill and other nondeductible
  acquisition costs                  2,000    146,000               --
Other                                8,000     17,000          (10,000)
                                  $ 75,000   $ 70,000         $ 27,000

7.  Capital Stock and Stock Option and Incentive Plans

In 1991 and 1992, the Company and Axess executed a $1,500,000 principal amount Subordinated Convertible Debenture convertible into 551,471 newly-issued shares of Common Stock and a $1,300,000 principal amount Subordinated Convertible Debenture convertible into 1,221,919 newly-issued shares of Common Stock, respectively.

In 1993, the Company and Axess signed an Option Agreement whereby the Company granted Axess an irrevocable option to purchase 1,630,897 newly-issued shares of Common Stock of the Company for $1,000,000. On June 30, 1993, Axess exercised the Option and the Company sold 1,630,897 shares of newly-issued Common Stock for $1,000,000. In addition, Axess also converted $2,800,000 of Debentures into 1,773,390 newly-issued shares of Common Stock

On November 10, 1994, at the Annual Meeting of Shareholders, the shareholders approved the amendment to Rheometric's Certificate of Incorporation to increase the number of authorized shares from 10,000,000 shares to 20,000,000 shares. Additionally, the shareholders approved the issuance by Rheometric of 4,226,348 shares of Rheometric's Common Stock to Axess in exchange for the contribution by Axess of all the outstanding capital stock of two wholly-owned subsidiaries of Axess. Shareholders also approved the issuance of 1,023,652 shares of Rheometric's Common Stock to Axess in connection with the exercise by Axess of a convertible subordinated promissory note in the principal amount of $1,339,000. These transactions represent the transfer by Axess to Rheometric of all of the thermal sciences business recently acquired by Axess.

The 1986 Incentive and Non-Qualified Stock Option Plan (the Plan) provides for the issuance of a maximum of 110,000 shares of Common Stock as either "Incentive Stock Options" or "Non-Qualified Stock Options." Incentive Stock Options are exercisable at not less than 100% of the market value of the Common Stock on the date the option is granted. Non-Qualified Stock Options, exercisable at a price specified by the Stock Option and Compensation Committee of the Board of Directors, may not be less than the greater of the par value of the Common Stock or 50% of the market value of the Common Stock on the date the option is granted. No options under the Plan have been exercised. On October 25, 1995, all outstanding Options under the Plan expired. Under the Plan, no Options may be granted after September 12, 1996. On February 5, 1996, the Board of Directors terminated the Plan and approved a proposal to issue a maximum of 250,000 shares under a new employee incentive stock option. Shareholder approval for the new plan will be requested at the next annual meeting.

                                Stock Options
                                                 Stock Options
                                   Shares         Price Range


Balance at December 31, 1992      68,275       $1.75  -  $8.53
Canceled - Plan                   (9,350)      $5.00  -  $5.23
Expired - Plan                    (9,900)           $6.03

Balance at December 31, 1993       49,025       $1.75 -  $5.23
Canceled - Plan                  (10,250)       $1.75 - $5.23
Expired - Plan                   (20,075)           $5.23

Balance at December 31, 1994       18,700           $5.00
Canceled - Plan                         0           $5.00
Expired - Plan                     18,700           $5.00

Exercisable at December 31, 1995         0

Additionally, during 1994 the Company granted an option to purchase 300,000 shares of Common Stock to an employee, at an option price of $1.03 per share (fair value at date of grant). On June 14, 1994, 200,000 shares were canceled upon termination of employment. The employee's vested shares of 100,000 are outstanding and expire in 2001.

8.  Employee Benefit Plans

The Company has a 401(k) Savings and Investment Retirement Plan (the "401(k) Plan") under which the Company matches a portion of the employees' salary deduction contributions. Substantially all domestic employees are eligible to participate in the 401(k) Plan. Contributions by the Company were $129,000, $124,000, and $123,000 for the years ended December 31, 1995,
1994, and 1993, respectively. The Company's foreign subsidiaries also sponsor employee retirement plans. The expense recorded by the Company for such plans was insignificant for the years ended December 31, 1995, 1994, and 1993. The Company does not sponsor any post-retirement health, life insurance, or related benefit plans, nor any significant post-employment benefit plans.

9.  Commitments and Contingencies

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment, principally data processing. Real estate taxes, insurance, and maintenance expenses are normally obligations of the Company. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. It is expected that, in the normal course of business, the leases will be renewed or replaced by similar leases. Rent expense was $857,000, $1,105,000 and $883,000 for the years ended December 31, 1995, 1994, and
1993, respectively.

Minimum rental commitments under noncancelable leases as of December 31, 1995, are as follows: 1996 - $768,000; 1997 - $603,000; 1998 - $305,000, 1999
- - $305,000, and 2000 - $218,000.

On February 23, 1996, the Company entered into a sale/leaseback arrangement which is recorded as a financing on its facility in Piscataway, New Jersey. As a result of this transaction, the Company is committed to a 15-year lease with an initial annual payment of $1,180,000 payable quarterly. The lease is subject to an annual CPI adjustment which is capped at 3% per year.

At December 31, 1995 and 1994, the Company was contingently liable with respect to certain trade receivables of foreign subsidiaries amounting to approximately $1,155,000 and $622,000, respectively, which have been sold, with recourse, to banks. During the fiscal years ended December 31, 1995, 1994, and 1993, approximately $5,276,000, $5,039,000, and $3,562,000, respectively, of trade receivables were sold, with recourse, to banks.

In May 1992, the Company entered into employment agreements with certain key management executives. The contracts expired June 30, 1994 and have been renewed on a yearly basis. The minimum obligation under these contracts aggregates approximately $265,000 per year. Additionally, the Company has entered into consulting agreements. The minimum obligation under the terms of the consultancy agreements is $45,000. The Company entered into a 15-year royalty agreement in August 1991 for the Elongational Rheometer Products. This royalty agreement is based on sales of the product which is estimated to be approximately $90,000 in 1996.

In the ordinary conduct of its business, the Company may be party to litigation. At December 31, 1995, in the opinion of management, there are no matters pending or threatened which would have a material adverse effect on the consolidated financial position or results of operations of the Company.

10.  Foreign Operations and Geographic Information

Information concerning sales, operating income (loss), and identifiable assets by geographic area and foreign operations for the years ended December 31 are presented below (in $'000s):


                          1995          1994           1993
Sales:

Domestic              $  14,782      $  14,878     $  13,475
Europe                   15,029         12,055         6,445
Japan                    11,433          7,638         6,961

Consolidated         $  41,244       $  34,571     $  26,881

Operating income (loss):

Domestic              $   1,604      $      80     $  (2,036)
Europe                      281           (585)         (867)
Japan                       581            228           113

Consolidated          $   2,466      $    (277)    $  (2,790)

Identifiable assets:

Domestic              $  29,035       $ 24,739     $  24,028
Europe                    6,066          6,774            81
Japan                     4,992          3,597         3,126

Consolidated         $   40,093       $ 35,110     $  27,235


Sales from domestic operations to foreign subsidiaries amounted to $9,428,000, $7,574,000, and $7,039,000 for the years ended December 31, 1995,
1994, and 1993, respectively. Such sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk, and other factors. Included in domestic sales are export sales of $555,000, $628,000, and $831,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

11.  Restructuring of Operations

In 1993, restructuring provisions totaling $1,400,000 were recorded for the consolidation of certain administrative, manufacturing, and marketing functions and the write-down of certain inventories directly related to a discontinued product line. The restructuring charge consists of approximately $850,000 for compensation under employment agreements beyond the date of termination, severance costs and relocation expenses; $250,000 for inventories impaired as a result of the decision to discontinue a certain product line; $160,000 for costs associated with the relocation of the Company's German branch office and a lease for office space beyond the date of abandonment; and $140,000 for various costs related to the consolidation. During 1994, the Company identified and reversed $98,000 of excess accruals relating to its restructuring reserve.

12.  Property Rights Acquisition

On January 1, 1995, the Company acquired from Mettler-Toledo AG ("Mettler") the exclusive, worldwide rights for two rheological test instruments, the RM180 and RM260, that serve the coatings, paints, biological fluids, cosmetics, and lubricants industries.

The Company, in coordination with Mettler, has begun the transition of the acquired rights and distribution network. Mettler will continue to manufacture the two instruments and to maintain necessary levels of spare parts. After completion of the transition phase, which is anticipated to be approximately two to three years, the Company will assume responsibility for the manufacturing, sales, and service of the two products.

The Company recorded an intangible asset of $1,525,000, included in other assets, related to the property rights acquired. The intangible asset is amortized using the straight-line method over six years. The Company evaluates annually whether there has been a permanent impairment in the value of the intangible asset. Any impairment would be recognized when the expected undiscounted future operating cash flows derived from such intangible asset is less than its carrying value.

During the transition phase, the Company will pay Mettler for manufacturing the products plus a 10% royalty payment on sales. After the Company assumes manufacturing, Mettler will receive quarterly royalty payments based upon a
percentage of sales or a minimum payment formula.   The Company anticipates
total payments, denominated in Swiss Francs, to be approximately $2,225,000, which will be paid over a six-year period.

13.  Related Parties

Mr. Robert E. Davis became president and CEO of the Company on September 20, 1993. He was compensated by Axess Corporation through December 31, 1993. Effective January 1, 1994, the Company and Axess verbally agreed that the Company will pay to Axess a management fee, equal to $150,000 per year for Mr. Davis's services paid by Axess. The amount included in payable to affiliate at December 31, 1995 and 1994 for said services is $300,000 and $150,000, respectively.

14.  Subsequent Events

On February 23, 1996, the Company entered into a sale/leaseback arrangement which is recorded as a financing whereby the Company sold the Company's corporate headquarters and main manufacturing facility, and the 19 acres of real property on which the facility is located (the facility and the real estate being referred to herein as the "Facility") for $6,300,000. Simultaneously with the sale to the Landlord, the Company entered into a long-term lease of the Facility from the Landlord. The initial term of the lease is 15 years, subject to five-year extensions through 2026. Under the terms of the lease, the Company has certain rights of first refusal to purchase the Facility and the right to acquire up to 11 acres of undeveloped real estate constituting a portion of the facility (the "Excess Land") under certain circumstances.

Simultaneously with the consummation of the sale/leaseback arrangement, the Company entered into a Loan and Security Agreement providing for a working capital revolving credit facility in the amount of $11,500,000 with an initial three-year term, expiring on February 23, 1999. The Company's obligations under the Loan Agreement are collateralized by substantially all of the Company's assets.

A portion of the proceeds from the sale of the Facility and the Loan Agreement used to provide the funds necessary to repay the Company's mortgage indebtedness of approximately $5,700,000 and a portion of the existing line of credit of approximately $3,000,000 (see Note 4).

The Loan Agreement is for a term of three years. Under this agreement the most restrictive financial covenants are (a) maintenance of working capital not less than $6,000,000 through December 31, 1996, $6,500,000 through December 31, 1997 and $7,000,000 after January 1, 1998; (b) the maintenance of minimum adjusted tangible net worth, as defined of at least $8,750,000 through May 31, 1996, $9,000,000 through December 31, 1996, $9,500,000 through December 31, 1997 and $10,000,000 after January 1, 1998; (c) achieve cash flow, as defined, of not less than ($750,000) for the three months ending March 31, 1996, ($250,000) for the six months ending June 30, 1996, ($1,000,000) for the nine months ending September 30, 1996, and $0 for the twelve months ending December 31, 1996 and for the twelve months ending on the last day of each subsequent month; (d) achieve consolidated cash flow, as defined, of not less than ($850,000) for the three months ended March 31, 1996, $250,000 for the six months ended June 30, 1996, $500,000 for the nine months ended September 30, 1996 and $750,000 for the twelve months ending December 31, 1996 and for the twelve months ending on the last day of each subsequent month.

The Loan Agreement provides certain letters of credit facilities for operations of the Company's foreign subsidiaries.

The Landlord financed the acquisition of the Facility in part through a
$3,300,000 mortgage loan.   The Company purchased a participating interest in
the Landlord's mortgage loan (the "Mortgage Loan") in the amount of $861,000. The Company's interest in the Mortgage Loan will be repaid with yearly interest of 9.625% upon the maturity of the Mortgage Loan in five years or upon refinancing.

Further, in connection with the sale/leaseback arrangement, the Company issued the following three warrants to acquire shares of its Common Stock, all having an exercise price of $2.00 per share: (1) a warrant to the Landlord to purchase 132,617 shares of Common Stock of the Company, exercisable during the term of the lease; (2) a conditional warrant to the Landlord to purchase 331,543 shares of Common Stock of the Company which shall only be exercisable if the indebtedness owed by Landlord under the Mortgage Loan is repaid prior to February 23, 1997; or if the Landlord is unable to refinance the indebtedness owed under the Mortgage Loan prior to February 23, 1997, solely as a result of environmental contamination relating to the 11 acres of undeveloped real estate constituting a portion of the facility (the "Excess Land"); and (3) a conditional warrant to the Landlord's Lender (the "Lender") to purchase 331,543 shares of Common Stock which shall only be exercisable if the indebtedness owed under the Mortgage Loan by Landlord to Lender is not refinanced prior to February 23, 1997.

As a result of the sale/leaseback arrangement of the Facility, the Company expects to recognize a loss in the range of $2,500,000 to $3,000,000in the first quarter of 1996, because the proceeds of the financing are less than the carrying value of the Facility.

On February 23, 1996, Axess and the Company consolidated all of the outstanding notes, totaling $5,740,000, along with deferred interest amounting to $517,972 (which is included in payable to affiliate), into a new subordinated note for an aggregate amount of $6,257,972. The new note will bear interest at 12% payable monthly and is due February 28, 1999. On March 6, 1996, the Company paid to Axess $375,000, in payment of the Company's two UK Subsidiary notes, plus interest in the amount of $27,417, for an aggregate amount of $402,417 (see Note 5).

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

Executive Officers. Officers of the Company are appointed to serve, subject to the discretion of the Company's Board of Directors, until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

The following is a list of names and ages of all the executive officers of the Registrant, as of December 31, 1995, indicating all positions and offices held with the registrant by each such person and each such person's principal occupations or employment during the past five years.


Name                Age as of
                  March 31, 1995        Offices and Positions Held

Robert E. Davis     64             President and Chief Executive Officer
                                    since September 20, 1993 and a Director
                                    since October 1992.  Managing Director of
                                    Axess Corporation since its inception in 1991; prior thereto served as president and chief operating officer (1983-1991) of Sequa Corporation, a diversified, multinational, special chemical, transportation, aerospace and various financial services and manufacturing company formerly known as Sun Chemical Corporation.

Alan R. Eschbach    49             Executive Vice President, Chief Operating
                                    Officer since November 10, 1994; prior
                                    thereto, Vice President, Domestic &
                                    International Sales & Marketing since
                                    October 1988. Mr. Eschbach has been an
                                    officer of the Company since February
                                    1982.

John C. Fuhrmeister 45             Vice President, Finance & Administration
                                    and Chief Financial Officer since
                                    November 10, 1994 and Assistant Secretary since November 17, 1993; prior thereto Vice President of Finance and Controller from May 3, 1994 to November 10, 1994; and Controller from October 1989 to May 3, 1994.

Ronald F. Garritano 57             Vice President, Technology since June
                                    1992, Vice President of Engineering since
                                    July 1977.


Matthew Bilt        53             Vice President, Human Resources since
                                    November 10, 1994; prior thereto, Vice
                                    President, Human Resources and
                                    Administration from May 3, 1994 to
                                    November 10, 1994 and Director of Human
                                    Resources from June 2, 1986 to May 3,
                                    1994.



Board of Directors. Directors of the Company are elected to hold office for one year, until the next annual meeting of shareholders or until their respective successors have been elected and qualified. The following is a list of Directors with biographical information.





                       Principal Occupation or Employment
                       During the Past Five Years and Office    Director
Name             Age     (if any) Held in the Company             Since

Robert E. Davis      64   Chairman of the Board, since June 22,         1992
                          1995, President and Chief Executive
                          Officer since September 20, 1993.
                          Managing Director, Axess Corporation
                          since its inception in 1991; prior
                          thereto served as president and chief
                          operating officer (1983-1991) of Sequa
                          Corporation, a diversified, multinational, manufacturing company for- merly known as Sun Chemical Corporation; and a Director of USF&G Corp. a surety company, and a Director of H&R Block Corp., a personal services company.

David C. Beehler*    56   Vice President, Axess Packaging               1993
                          Technologies Corporation (1991-1995);
                          prior thereto Business Director, HERCULES
                          Incorporated, Packaging Films Group
                          (1990-1991) and Director of Sales
                          (1987-1990).

Leonard Bogner       55   President, Bogner Business Consultants,       1995
                          Inc. since its formation in November
                          1994; prior thereto, Senior Chemicals
                          Research Department Analyst, Prudential
                          Securities Brokerage Firm, from May 1986 to October 1994.

Alexander F. Giacco  76   Managing Director, Axess Corporation since    1993
                          its inception in 1991; prior thereto
                          Chairman of the Board of Directors of
                          HIMONT Incorporated, a plastics manu-
                          facturing company, since its formation
                          (1983-1991), and served as CEO (1987-1990);
                          and a Director of Marvin & Palmer Associates,
                          Inc., a portfolio management firm.  Mr.
                          Giacco is the father of Richard J. Giacco.


Richard J. Giacco    43   Vice President and General Counsel, Axess     1992
                          Corporation since its inception in 1991;
                          prior thereto served as associate general counsel for Safeguard Scientifics, Inc., a computer software and electronics company since 1985. Mr. Giacco is the son of Alexander F. Giacco.

R.   Michael Hendricks 58  President, Axess Corporation since its        1992
                          inception in 1991; prior thereto served as president and chief operating officer of HIMONT Incorporated, a plastics manufacturing company, since 1983.

Robert K. Prud'homme 48 Professor of Chemical Engineering at         1981
                         Princeton University since 1978; Consultant to FMC, Inc., Dow Chemical Company and
                         DuPont, Inc.

*David Beehler tendered his resignation from the Rheometric Scientific Board of Directors effective February 5, 1996 when he accepted employment with a nonaffiliated corporation.

Item 11.  Executive Compensation

The following table sets forth a summary of all compensation paid or accrued by the Company for services rendered during the 12-month period ended December 31, 1993, 1994, and 1995, to the Company's chief executive officer and the four most highly compensated executives of the Company whose aggregate salary and bonus exceeded $100,000 for the 12-month period ended December 31, 1995 (the "named executive officers"):

                           Executive Compensation

                                  Annual Compensation
                                                            All other
Name and                                Salary              Compensation
Principal Position            Year        ($)                    ($)  (1)

Robert E. Davis (2)           1995       150,000                     0
  Chief Executive Officer     1994       150,000                     0
  and President               1993             0                     0

Alan R. Eschbach              1995       153,948                 3,150
  Executive Vice President,   1994       140,627                 2,728
  Chief Operating Officer (3) 1993       120,242                 2,648

Ronald F. Garritano           1995       140,658                 2,809
  Vice President, Technology  1994       137,314                 2,731
                              1993       128,994                 2,696

John C. Fuhrmeister           1995       121,047                 1,986
  Vice President, Finance &  1994         98,434                 2,086
  Administration (4)

Matthew Bilt                  1995       114,423                 1,386
  Vice President, Human       1994       102,537                 1,830
  Resources (5)

(1) Company contributions under the Savings and Investment Retirement Plan.

(2) Mr. Davis became president and CEO of the Company on September 20, 1993. He was compensated by Axess Corporation through December 31, 1993. Effective January 1, 1994, Rheometric and Axess verbally agreed that Rheometric will pay to Axess a management fee, equal to $150,000 per year, for said services. See Item 13. Certain Relationships and Related Transactions.

(3) Mr. Eschbach became Chief Operating Office effective November 10, 1994.

(4) Mr. Fuhrmeister became an officer of the Company on May 3, 1994.

(5) Mr. Bilt became an officer of the Company on May 3, 1994.

Stock Options

The Company currently has a Non-Qualified Stock Option Plan (the "Option
Plan").   The Option Plan was adopted by the Board of Directors in September
1986 and approved by the shareholders in October 1986. No stock options were granted during the 12-month period ended December 31, 1995.

Option Exercises and Year-End Value

To date, no options under the Option Plan have been exercised. On October 25, 1995, all outstanding options under the Option Plan expired and the Option Plan was terminated effective February 5, 1996 by the Board of Directors.

Compensation of Directors. Non-employee directors of the Company are paid an annual retainer fee of $3,000, plus $1,000 per Board meeting attended and reimbursement of their travel expenses. No fees are paid for committee meetings or special telephone meetings. Certain non-employee directors also provided professional services to the Company from time to time during the year. See "Item 13. Certain Relationships and Related Transactions."

Employment Agreements. The Company entered into written employment agreements with Dr. Starita and Messrs. Eschbach, and Garritano as of May 26, 1992. Under these agreements, base annual salary is $250,250 for Dr. Starita, $132,000 for Mr. Eschbach and $119,840 for Mr. Garritano, all subject to discretionary increase by the Board of Directors. Dr. Starita's agreement expired on June 30, 1995. Messrs. Eschbach's, and Garritano's agreements which originally expired on June 30, 1994 were continued for one year, and can be continued from year to year thereafter.

Mr. M. Starita, father of Dr. Joseph M. Starita, past Chairman of the Board, was party to a contract entered into in 1982, which entitled him to be paid $15,000 per year for a period of 10 years following his retirement. During fiscal year ended June 30, 1985, Mr. M. Starita received an advance payment of $45,115 with respect to such post-retirement payments. The amount so advanced will be deducted from the post-retirement payments to be made to him. Mr. M. Starita's post-retirement payments commenced during 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to persons known by the Company, as of March 15, 1996, to be the beneficial owners of more than 5% of outstanding Common Stock.

Unless otherwise indicated, each such person has sole voting and dispositive power over the shares indicated.

            Name and Address                No. of     Percent
                                            Shares
Dr. Joseph M. Starita
  16 Deerfield Court
  Basking Ridge, New Jersey 07920         1,573,971*      12.0%

Axess Corporation
  3801 Kennett Pike
  Greenville, Delaware 19807              10,076,257      76.6%

*Includes 13,500 shares held by members of his family.


Security Ownership of Management

Rheometric Scientific, Inc. Common Stock Ownership

The following table sets forth information as of March 15, 1996 with respect to shares of Common Stock beneficially owned by each director and named executive officer (see "Item 11. Executive Compensation") of the Company and by all directors and executive officers as a group.

         Name and Title               No. of Shares
                                   Beneficially Owned   Percent
                                           (1)

Robert  E. Davis, Chief Executive  5,000                *
Officer, Director
Leonard Bogner                     --                   --
Alexander F. Giacco, Director      35,000 (2)           *
Richard J. Giacco, Director        3,000 (3)            *
R. Michael Hendricks, Director     3,000                *
Robert K. Prud'homme, Director     --                   --
Matthew   Bilt,  Vice   President  2,000                *
Human Resources
Alan  R. Eschbach, Executive Vice  2,240                *
President
John C. Fuhrmeister, Vice
President, Finance &               --                   --
 Administration
Ronald    F.   Garritano,    Vice                           *
President,                         3,735
 Technology
All   directors   and   executive
officers as                        53,975               *
 a group (10 persons)

* Denotes less than 1% of the outstanding shares of Common Stock.
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934 ("1934 Act"), a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock (1) over which he or she has or shares voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days from March 15, 1996. "Voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. All persons shown in the table above have sole voting and investment power, except as otherwise indicated.
 (2) Includes beneficial ownership of 10,000 shares held as custodian for grandchildren.
 (3) Includes beneficial ownership of 1,000 shares held in an investment partnership for the benefit of his children and managed by Mr. Giacco.
Axess Corporation Common Stock Ownership

The following table sets forth information as of March 15, 1996 with respect to shares of Axess Corporation Common Stock beneficially owned by directors and executive officers of Rheometric Scientific, Inc.:

                                      No. of Shares
         Name and Title            Beneficially Owned   Percent
                                           (1)
Robert  E. Davis, Chief Executive  469,565              21.6%
Officer, Director
Alexander F. Giacco, Director      469,565 (2)          21.6%
Richard J. Giacco, Director        46,957               2.6%
R. Michael Hendricks, Director     187,826 (3)          8.6%
(1) Axess Corporation is a privately held Delaware corporation established in 1991. See note 1 above under "Rheometric Scientific, Inc. Common Stock Ownership."
(2) 446,087 shares (20.3%) are owned by revocable trust. 23,478 shares (1.3%) held by a company in which Mr. Giacco has sole voting power.
(3)  Owned by revocable trust.


Item 13.  Certain Relationships and Related Transactions

In 1994 the Company acquired the Polymer Laboratories Thermal Sciences Business (the "PL Thermal Sciences Business") through a series of transactions involving Axess. These transactions were fully described in the Company's Proxy Statement dated October 26, 1994. As part of the Acquisition, the Company and Axess entered into a series of term notes to be used for working capital, and in April 1994, the Company acquired the accounts receivables and inventory of United States Division of the Thermal Sciences Division of Polymer Laboratories Ltd. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements.

In November 1994, the Company closed the transactions whereby it issued stock to Axess in exchange for the contribution by Axess of all the outstanding capital stock of its two wholly-owned subsidiaries and the exercise by Axess of a convertible subordinated promissory note.
See also Note 2 of Notes to Consolidated Financial Statements.

These transactions represent the transfer by Axess to Rheometric of all of the thermal sciences business recently acquired by Axess from Polymer Labs. As a result, Axess owns 76.6% of the outstanding shares of the Company's Common Stock.

On June 14, 1994, the Company, Axess Thermal Sciences Limited and Professor Raymond E. Wetton (former Chairman of Polymer Labs) agreed to terminate the Service Agreement which was entered into on March 2, 1994 for an initial 36-month term between Axess Thermal Sciences Limited, Professor Raymond E. Wetton, and Rheometrics, Inc. wherein Professor Wetton had agreed to act as Managing Director of the European operations for a salary of approximately $172,500. The termination agreement provided for Professor Wetton's resignation of directorships and payment in lieu of notice in the amount of $56,400. Contemporaneously, Rheometric Scientific Limited and Professor Wetton entered into a consulting agreement under which Professor Wetton was to provide consultancy services to Rheometric commencing July 1, 1994 through December 31, 1995. Under the terms of the Consultancy Agreement, Rheometric paid Professor Wetton $108,000 through December 31, 1995.

Additionally, Professor Wetton holds an option to purchase 100,000 shares of Common Stock, at an option price of $1.03 per share (fair value at date of grant). The option expires on June 14, 2001.

Mr. Robert E. Davis became president and CEO of the Company on September 20, 1993. He was compensated by Axess Corporation through December 31, 1993. Effective January 1, 1994, the Company and Axess verbally agreed that the Company will pay to Axess a management fee, equal to $150,000 per year. Included in accrued liabilities at December 31, 1995 is $300,000 for said services.

On March 7, and 25, 1994, Axess and the Company's UK subsidiary, executed subordinated term notes of $150,000 and $225,000, respectively, due January 1, 1996, bearing interest at a rate equal to the British Prime Rate plus 1.5% (7.75% at December 31, 1995).

In 1995, Axess provided $2,400,000 in additional working capital to the Company in the form of subordinated debt. The subordinated debt was to mature on April 30, 1996 and bore interest at 12% payable monthly. In addition, Axess agreed that it would extend the maturities on all debt obligations ($3,715,000 at December 31, 1994) of the Company to Axess until April 30, 1996. At the same time, Axess also agreed to defer interest payments on all debt obligations through September 30, 1995.

On September 30, 1995, Axess agreed that it would continue the deferral of interest on all debt obligations, including the notes with the UK subsidiary, totaling $6,115,000 through December 31, 1995.

On February 23, 1996, Axess and the Company consolidated all of the outstanding notes described above, totaling $5,740,000, along with deferred interest amounting to $517,972, into a new subordinated note for an aggregate amount of $6,257,972. The new note bears interest at 12% payable monthly and is due February 28, 1999.

On March 6, 1996, the Company paid to Axess $375,000, in payment of the Company's two UK Subsidiary notes, plus interest in the amount of $27,417, for an aggregate amount of $402,417.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)  The following documents are filed as a part of this Report.

     (1) Financial statements - All financial statements are set forth under Item 8, pages 12 through 14

              Independent auditor's report on consolidated financial statements and on schedules is on page 11

     (2)  Financial statement schedules:  none
          The required information is inapplicable or the information is presented in the financial statements or related notes

     (3)    Exhibits (numbered in accordance with Item 601 of Regulation S-
             K).
     3.1  Certificate of Incorporation of the Registrant, as Amended (7)
     3.2  By-Laws of the Registrant, as Amended  (4)
     4.1  Specimen Certificate representing Common Stock of the Registrant
            (1)
     4.2  Common Stock Purchase Agreement between Axess Corporation and the Company (5)
    *4.4  l986 Incentive and Non-qualified Stock Option Plan (2)
     4.12 Warrant to Purchase 132,617 shares Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc. (7)
     4.13 Warrant to Purchase 331,543 shares of Common Stock of
           Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc. (7)
     4.14 Warrant to Purchase 331,543 shares of Common Stock of
           Rheometric Scientific, Inc. issued to NatWest Bank, N.A. (7) *10.16 Employment Agreement between Alan R. Eschbach and the Company (3) *10.17 Employment Agreement between Ronald F. Garritano and the
           Company (3)
    10.23 Loan and Security Agreement with Fleet Capital Corporation dated February 23, 1996 (7)
   10.24  Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996 (7)
   10.25  Revolving Credit Facility Note - Fleet Capital Corporation  (7)
   10.26  Subordination Agreement between Axess Corporation and Fleet
           Capital Corporation
   10.27  Subordination Agreement between Axess Corporation and RSI (NJ)
           QRS 12-13, Inc.
   10.28  Amended and Restated Subordinated Unsecured Working Capital Note
           - Axess Corporation
   10.29  Purchase Agreement  NatWest Bank NA and Rheometric Scientific,
            Inc.
    22    Subsidiaries of the Registrant (6)
    24   Consent of Independent Auditors

           * Management contract or compensatory plan or arrangements
        (1) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1, File No. 33-807 filed on October 10, 1985.
        (2)  Incorporated by reference to the exhibits to the Company's
              Proxy Statement relating to the l986 Annual Meeting of Shareholders.
        (3) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated May 26, 1992.
        (4)  Incorporated by reference to the exhibits to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1993.
        (5) Incorporated by reference to the exhibits to the Company's Proxy Statement relating to the l994 Annual Meeting of Shareholders.
        (6)  Incorporated by reference to the exhibits to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1994.
        (7) Incorporated by reference to the exhibits to the Company's
             Current Report on Form 8-K dated February 23, 1996.

     (b) No report on Form 8-K was filed during the quarter ended December 31, 1995.

     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

                                 SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        RHEOMETRIC SCIENTIFIC, INC.


                                        By:    /s/ R. E. Davis
Date:     April 15, 1996                Robert E. Davis, Chairman,
                                        President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                      Title                   Date



 /s/ R. E. Davis         Chairman, President, and          April 15, 1996
Robert E. Davis          Chief Executive Officer
                        (principal executive officer)


 /s/ J. C. Fuhrmeister   Vice President, Finance
John C. Fuhrmeister      and Administration; Chief
                         Financial Officer; and Assistant
                         Secretary (principal financial and
                        (principal accounting officer)     April 15, 1996

  /s/ Leonard Bogner    Director                           April 15, 1996
Leonard Bogner


 /s/ Richard Giacco      Director                          April 15, 1996
Richard J. Giacco


 /s/ R. M. Hendricks     Director                          April 15, 1996
R. Michael Hendricks


/s/ Robert K. Prud'homme  Director                         April 16, 1996
Robert K. Prud'homme


  /s/ A. F. Giacco       Director                          April 15, 1996
Alexander F. Giacco