Form 10-Q
period 1996-03-31
RHEOMETRIC SCIENTIFIC INC
filed 1996-05-21
CIK 779164

FORM 10-Q

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1996

                                   OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  0-14617

                       RHEOMETRIC SCIENTIFIC, INC.
          (Exact name of registrant as specified in its charter)

          New Jersey                         61-0708419
________________________________   ___________________________
 (State or other jurisdiction of   (I.R.S. Employer Identi-
 incorporation or organization)      fication Number)

  One Possumtown Road, Piscataway, NJ             08854
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

      Class                  Outstanding at May 1, 1996
__________________________   ______________________________
Common Stock, no par value           13,161,739

                       RHEOMETRIC SCIENTIFIC, INC.


                                FORM 10-Q



                                  INDEX


                                                       Page

PART I  -  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets
     March 31, 1996 and December 31, 1995                     3

    Condensed Consolidated Statements of Operations
     Three Months Ended March 31, 1996 and 1995               4

    Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1996 and 1995               5

    Notes to Condensed Consolidated Financial
     Statements                                              6-8


  Item 2.  Management's Discussion and Analysis of
     Results of Operations and Financial Condition

    Results of Operations                                   9-10

    Liquidity and Capital Resources                         10-12


PART II - Other Information


   Item 6.  Exhibits and Reports on Form 8-K                 13


    Signature                                                13

                 RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                          ASSETS    (Unaudited)
                                      March           December
                                    31, 1996         31, 1995
Current Assets
 Cash                                $ 2,663          $ 1,364
 Net receivables                      11,088           14,492
 Net inventories
  Finished goods                       2,167            2,071
  Work in process                      1,870            1,366
  Assembled Components, materials,
   And parts                           5,527            5,142
                                      ______            _____
                                       9,564            8,579

 Prepaid expenses and other assets       859            1,564
                                      ______            _____

  Total current assets                24,174           25,999
                                      ______           ______

Property, Plant, and Equipment        19,046           21,348
 Less accumulated depreciation and
  amortization                        11,724           11,505
                                      ______           ______
   Net property, plant, and equipment  7,322            9,843
Goodwill, net                          1,943            2,074
Other Assets                           3,222            2,177
                                     _______           ______
   Total Assets                      $36,661          $40,093
                                     =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings          $ 6,545          $ 6,424
 Short-term debt - affiliate              --              375
 Current maturities of long-term debt     54              497
 Accounts payable                      4,147            3,780
Payable to affiliate                   1,043              818
Accrued liabilities                    4,936            4,975
                                      ______           ______
  Total current liabilities           16,725           16,869
                                      ______           ______

Lease obligation                       4,947               --
Long-term debt                            --            5,233
Long-term debt - affiliate             5,740            5,740
Other long-term liabilities            1,286            1,363
                                      ______           ______

  Total liabilities                   28,698           29,205

Commitments and Contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and
  outstanding 13,162 shares               13              13
 Additional paid-in capital           25,492          24,759
 Accumulated deficit                 (17,419)        (13,871)
 Cumulative translation adjustment      (123)            (13)
                                      ______          ______
  Total shareholders' equity           7,963          10,888

 Total Liabilities & Shareholders'
    Equity                           $36,661         $40,093
                                     =======         =======

See Notes to Condensed Consolidated Financial Statements.

              RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)
                  (In thousands, except per share data)

                                          Three Months Ended
                                                March 31

                                          1996         1995
Sales                                  $ 7,996        $ 8,601

Cost of sales                            4,517          4,580
                                        ______          _____

Gross profit                             3,479          4,021

General and administrative expenses        588            828

Marketing and selling expenses           2,664          2,490

Research and development expenses          756            754

Goodwill and intangible amortization       165            162

Loss on sale/leaseback                   2,368             --
                                         _____          _____

Total Operating Expenses                 6,541          4,234

Operating loss                          (3,062)          (213)

Interest expense - Banks                   204            273
  Interest expense - Affiliate             187            146
  Interest income                           --              1
Foreign currency (loss) gain               (92)           235
                                         _____          _____

Loss before income taxes                (3,545)          (396)

Income tax expense                          (3)            (7)
                                         _____          _____

Net loss                               $(3,548)        $ (403)
                                        ======         ======

Net loss per share                     $ (0.27)        $(0.03)
                                        ======         ======

Average number of shares
 outstanding                            13,162         13,162
                                        ======         ======


See Notes to Consolidated Financial Statements.

                       RHEOMETRIC SCIENTIFIC, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)           (Unaudited)        Three Months Ended
                                                   March 31,
                                                  1996      1995
Cash Flows from Operating Activities:
Net loss                                       $ (3,548)  $  (403)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization of plant and
 equipment                                          248       240
Amortization of goodwill and intangibles            165       162
Provision for slow moving inventory                  67       148
Loss on sale/leaseback financing                  2,301        --
 Unrealized currency loss (gain)                    104     (203)
Changes in assets and liabilities:
 Receivables                                      3,146     1,108
 Inventories                                     (1,151)   (1,017)
 Prepaid expenses and other current
  assets                                             702      (17)
 Accounts payable and accrued
  liabilities                                        629      214
 Income tax payable                                   --      (23)
 Other assets                                       (260)     (27)
Other non-current liabilities                        (25)      (7)
                                                   ______   _____
Net cash provided by operating activities          2,378      175
                                                  ______    _____
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment          (47)    (16)
                                                  ______   _____
Net cash used in investing activities                (47)    (16)
                                                  ______   _____
Cash Flows from Financing Activities:
Net borrowings (repayments) under line of
credit agreements                                   227       165
Repayment of long-term debt                      (5,730)     (124)
Repayment short-term debt to affiliate             (375)       --
Net proceeds from sale/leaseback arrangement      5,734        --
Mortgage participation                             (861)       --
                                                 ______     _____
Net cash (used in) provided by financing
 activities                                      (1,005)       41

Effect of exchange rate changes on cash             (27)      (62)
                                                  _____     _____

Net increase in cash                              1,299       138

Cash at beginning of period                       1,364       747
                                                  _____     _____

Cash at end of period                            $2,663    $  885
                                                 ======    ======

Cash payments for interest                       $  336    $  441
                                                 ======    ======

Cash payments for income taxes                   $    3    $   29
                                                 ======    ======

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

2. Liquidity

   Management believes that the cash generated from operations, funds available under the lines of credit, Axess's debt financing and funds received under its current loan agreement, should be sufficient to meet the Company's working capital needs for the remainder of the fiscal year. On February 23, 1996 the Company entered into a three-year Loan and Security Agreement (the "Loan Agreement"). This agreement provides a working capital revolving credit facility with a maximum credit amount of $11,500,000. The amount of available credit is determined by the level of certain eligible receivables and inventories. Adequacy of cash flows generated beyond 1996 will depend on the Company's ability to achieve expected sales volumes to support profitable operations.

3.   Financing

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

   As a result of the sale/leaseback arrangement of the Facility, the Company recognized a loss of $2,368,000 in the first quarter because the proceeds of the financing were less than the carrying value of the Facility. The issuance of $733,373 of warrants and the recording of the lease obligation of $5,001,000 are considered non-cash transactions for cash flow statement purposes.

   The Loan Agreement is for a term of three years. Under this agreement the most restrictive financial covenants are (a) maintain, on a consolidated basis, working capital of not less than $6,000,000 through December 31, 1996, $6,500,000 through December 31, 1997 and $7,000,000 after January 1, 1998; (b) the maintenance of minimum adjusted tangible net worth, as defined of at least $8,750,000 through May 31, 1996, $9,000,000 through December 31, 1996, $9,500,000 through December 31,
   1997 and $10,000,000 after January 1, 1998; (c) achieve domestic cash flow, as defined, of not less than ($750,000) for the three months ended March 31, 1996, ($250,000) for the six months ending June 30, 1996, ($1,000,000) for the nine months ending September 30, 1996, and $0 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month; (d) achieve consolidated cash flow, as defined, of not less than ($850,000) for the three months ended March 31, 1996, $250,000 for the six months ended June 30,

   1996, $500,000 for the nine months ended September 30, 1996 and $750,000 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month.

   As of March 31, 1996, the Company was in compliance with the relevant financial covenants.

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


4. Loss Per Share

   Loss per share is computed based on the weighted average number of common shares outstanding during each period. The loss per share calculation does not include shares reserved for stock options and convertible securities since the effects are immaterial or antidilutive.

5. Long-term Debt and Short-term Borrowings

   Long-term debt consists                 March 31,   December 31,
     of the following:                            1996         1995

  Lease obligation from sale/leaseback            $ 5,001,000          --
   arrangement, 15 year term with interest
   imputed at 21%

  Mortgage loans payable through               --     $ 5,730,000
   November 1997, with interest at
   prime plus 1/2% 9.0% at
   December 31, 1995 and fixed
   interest at 9.6%.  Mortgage loan
   was settled February 23, 1996
   as part of financing arrangement
   See Item 2 "Financing"               _________        _________

                                         5,001,000       5,730,000
  Less current maturities                   54,000         497,000
                                         _________       _________

                                       $ 4,947,000     $ 5,233,000
                                              =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Sales for the three months ended March 31, 1996 decreased $605,000 (or 7.0%) compared to the corresponding period in 1995. The decrease resulted primarily from unfavorable currency rates which had a negative impact of $416,000 on sales as compared to the year earlier period. Strong shipments in the fourth quarter of 1995, which reduced the Company's backlog at January 1, 1996 by $1,700,000 as compared to January 1, 1995 also had a significant impact on the decrease. The decrease in revenue for the three-month period represents a decrease in American and European sales of $731,000 and $90,000 respectively, offset by an increase in the Far East of $216,000. For the three-month period total international sales of $5,100,000 represented 64% of total sales compared to last year's three month international sales of $4,974,000, which represented 58% of total sales.

The gross profit percentage for the three months ended March 31, 1996 was 43.5%, versus 46.7% for the corresponding period in the prior year. The decrease in gross profit was caused primarily by unfavorable currency trends.

Operating expenses for the three months ended March 31, 1996 were up $2,307,000 compared to the corresponding period in the prior year. Included in this total increase is a loss of $2,368,000 on the sale and subsequent leaseback of the Piscataway facility. This loss was offset by favorable currency rates as well as the capitalization of software development costs amounting to $84,000 and $43,000, respectively.

Net interest expense for the three months ended March 31, 1996 decreased $28,000 as compared to the corresponding period in the prior year.

The foreign currency loss for the three months ended March 31, 1996 of $92,000 was due primarily to unrealized translation losses resulting from the Japanese Yen, German Mark, and British Pound against the Dollar, which were offset by an unrealized gain in Swiss Francs resulting from the Mettler agreement. The foreign currency gains of $235,000 for the three months ended March 31, 1995 were due primarily to unrealized translation gains resulting from the French Franc, German Mark, Japanese Yen and British Pound offset by an unrealized loss in Swiss Francs.

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

The Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") in March 1995. FAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. The adoption of FAS 121 does not have a material impact on the Company's financial position or results of operations.

Liquidity and Capital Resources

Management believes that cash generated from operations, funds available under lines of credit, funds received from Axess's investments, and funds received under its current loan agreement should be sufficient to meet the Company's working capital needs for the remainder of the fiscal year. Adequacy of cash flows beyond 1996 will depend upon the Company's ability to achieve expected sales volumes to support profitable operations.

Cash Flows from Operations. Net cash provided by operating activities for the quarter ended March 31, 1996 was $2,378,000, an increase of $2,203,000 over the same period last year. During the quarter accounts receivable declined by $3,146,000 reflecting lower sales in the first quarter of 1996 as compared to the last quarter of 1996. Throughout the first quarter inventory levels were replenished in anticipation of historical sales demand in the second quarter, causing an increase in inventory and accounts payable of $1,151,000 and $629,000, respectively. The first quarter 1996 loss of $3,548,000 includes a non-cash charge of $2,301,000 resulting from the sale of the Facility.

Cash Flows From Investing. Net cash used in investing activities during the quarter ended March 31, 1996 was $47,000, an increase of $31,000 over the corresponding period last year.

Cash Flows From Financing. Net cash used in financing during the quarter ended March 31, 1996 was $1,005,000 an increase of $1,046,000 over last year. This increase includes the repayment of the existing mortgage of $5,730,000 and a participating interest in the mortgage facility of $861,000, offset by the net proceeds from the sale/leaseback arrangement of $5,734,000.

The Company and Axess executed various subordinated term loans during the years ended December 31, 1993, 1994, and 1995 aggregating $5,740,000. On February 23, 1996, Axess and the Company consolidated all of the outstanding notes and deferred interest amounting to $517,972 into a new subordinated note for an aggregate amount of $6,257,972. The new note bears interest at 12% payable monthly and is due February 28, 1999.

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

The Company has working capital lines of credit with certain domestic and foreign banks aggregating $7,683,000 of which approximately
$1,138,000 was available at March 31, 1996.

Financing
On February 23, 1996, the Company entered into a sale/leaseback arrangement which is recorded as a financing whereby the Company sold the Company's corporate headquarters and main manufacturing facility, and the 19 acres of real property on which the facility is located (the facility and the real estate being referred to herein as the "Facility") for $6,300,000. Simultaneously with the sale to the Landlord, the Company entered into a long-term lease of the Facility from the Landlord. The initial term of the lease is 15 years, subject to automatic five-year extensions through 2026. Under the terms of the lease, the Company has certain rights of first refusal to purchase the Facility and the right to acquire up to 11 acres of undeveloped real estate constituting a portion of the facility (the "Excess Land") under certain circumstances.

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

As a result of the sale/leaseback arrangement of the Facility, the Company recognized a loss of $2,368,000 in the first quarter because the proceeds of the financing were less than the carrying value of the Facility. The issuance of $733,373 of warrants and the recording of the lease obligation of $5,001,000 are considered non-cash transactions for cash flow statement purposes.

The Loan Agreement is for a term of three years. Under this agreement the most restrictive financial covenants are (a) maintain, on a consolidated basis, working capital of not less than $6,000,000 through December 31, 1996, $6,500,000 through December 31, 1997 and $7,000,000 after January 1, 1998; (b) the maintenance of minimum adjusted tangible net worth, as defined of at least $8,750,000 through May 31, 1996, $9,000,000 through December 31, 1996, $9,500,000 through December 31,
1997 and $10,000,000 after January 1, 1998; (c) achieve domestic cash flow, as defined, of not less than ($750,000) for the three months ended March 31, 1996, ($250,000) for the six months ending June 30, 1996, ($1,000,000) for the nine months ending September 30, 1996, and $0 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month; (d) achieve consolidated cash flow, as defined, of not less than ($850,000) for the three months ended March 31, 1996, $250,000 for the six months ended June 30, 1996, $500,000 for the nine months ended September 30, 1996 and $750,000 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month.

As of March 31, 1996, the Company was in compliance with the relevant financial covenants.

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

                       PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits:


               27    Financial Data Schedule

   (b)    Reports on Form 8-K:

               On March 8, 1996, a Current Report on Form 8-K was filed with regard to the sale/leaseback arrangement and security and loan agreement signed on February 23, 1996 whereby the Company sold the Company's corporate headquarters and main manufacturing facility, and the 19 acres of real property on which the facility is located and simultaneously entered into a long-term lease for the facility. Simultaneously with the consummation of the sale/leaseback arrangement, the Company entered into a Loan and Security Agreement providing for a working capital revolving credit facility in the amount of $11,500,000.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




May 21, 1996                By /s/ J C Fuhrmeister
                                John C. Fuhrmeister
                                Vice President and
                                Chief Financial Officer