Form 10-Q/A
period 1996-03-31
RHEOMETRIC SCIENTIFIC INC
filed 1996-05-23
CIK 779164

FORM 10-Q - AMENDMENT

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

The purpose of this amendment is to correct the Financial Data Schedule.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




May 23, 1996                By /s/ J C Fuhrmeister
                                John C. Fuhrmeister
                                Vice President and
                                Chief Financial Officer