Form 10-Q
period 1996-06-30
RHEOMETRIC SCIENTIFIC INC
filed 1996-08-13
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996

                             OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  0-14617

                 RHEOMETRIC SCIENTIFIC, INC.
    (Exact name of registrant as specified in its charter)

             New Jersey                         61-0708419
  ________________________________   _____________________
                            _____
  (State or other jurisdiction of   (I.R.S. Employer Identi-
     incorporation or organization)      fication Number)

   One Possumtown Road, Piscataway, NJ                 08854
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

                       Yes   X      No
                            _____     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                  Outstanding at August 1, 1996
__________________________   ______________________________
Common Stock, no par value           13,161,739

                           1 of 15

                 RHEOMETRIC SCIENTIFIC, INC.


                          FORM 10-Q



                            INDEX


                                                       Page

PART I  -  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets
     June 30, 1996 and December 31, 1995
3

    Condensed Consolidated Statements of Operations
     Three and Six Months Ended June 30, 1996 and 1995   4

    Condensed Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1996 and 1995
5

    Notes to Condensed Consolidated Financial
     Statements
6-8


  Item 2.  Management's Discussion and Analysis of
     Results of Operations and Financial Condition

    Results of Operations
9-11

    Liquidity and Capital Resources
11-13


PART II - Other Information

   Item 4.  Submission of Matters to a Vote of Security
             Holders
14

   Item 6.  Exhibits and Reports on Form 8-K            14


    Signature                                           15

                           2 of 15


           RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)

                                      (Unaudited)
                                         June
December
                                         30, 1996       31, 1995
                                        ________       ________
ASSETS
Current Assets
 Cash                                $   512          $ 1,364
 Net receivables                      13,174           14,492
 Net inventories
  Finished goods                       2,340            2,071
  Work in process                      1,820            1,366
  Assembled Components, materials,
     and parts                         6,351            5,142
                                      ______           ______
                                     10,511               8,579

  Prepaid expenses and other assets             940            1,564
                                        ______           ______
  Total current assets                  25,137           25,999
                                        ______           ______

Property, Plant, and Equipment        15,695           21,348
 Less accumulated depreciation and
  amortization                           8,484           11,505
                                        ______            ______

   Net property, plant, and equipment  7,211            9,843
Goodwill, net                          1,873            2,074
Other Assets                           3,154            2,177
                                      ______           ______
  Total Assets                          $37,375           $40,093
                                        =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings          $ 6,365          $ 6,424
 Short-term debt - affiliate              --              375
 Current maturities of long-term debt     54              497
 Accounts payable    4,747             3,780
Payable to affiliate                     550              818
Accrued liabilities                    4,609            4,975
                                      ______           ______
  Total current liabilities           16,325           16,869
                                      ______           ______

Lease obligation                         4,936               --
Long-term debt                              --            5,233
Long-term debt - affiliate                    6,258             5,740
Other long-term liabilities              1,141            1,363
                                        ______           ______

  Total liabilities                     28,660           29,205
                                        ______           ______
Commitments and Contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and
  outstanding 13,162 shares                 13               13
 Additional paid-in capital           25,492           24,759
 Accumulated deficit                (16,672)          (13,871)
 Cumulative translation adjustment     (118)              (13)
                                      ______           ______
  Total shareholders' equity             8,715           10,888
                                        ______           ______

  Total Liabilities & Shareholders'
    Equity                                  $37,375          $40,093
                                       =======          =======

See Notes to Condensed Consolidated Financial Statements.

                           3 of 15

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except per share data)

                         (Unaudited)
                            Three Months Ended   Six Months Ended
                                 June 30,            June 30,

  1996                        1995   1996    1995

Sales                      $10,826$11,875  $18,822 $20,476

Cost of sales                5,424  6,037    9,941  10,617

Gross profit                 5,402  5,838    8,881   9,859

General and administrative
   expenses                    748    915    1,336   1,743

Marketing and selling expenses2,487 2,442    5,151   4,932

Research and development expenses707  720    1,463   1,474

Goodwill and intangible amortization  165      163     330   325

Loss on sale/leaseback          --     --    2,368      --

Total Operating Expenses     4,107  4,240   10,648   8,474

Operating income (loss)      1,295  1,598  (1,767)   1,385

Interest (expense) - Banks   (376)  (261)    (580)   (534)
  Interest (expense) - Affiliate(189)(141)   (376)   (287)
  Interest income                6     15        6      16
Foreign currency (loss) gain      15   30     (77)     265
                             _____  _____    _____   _____

Income (loss) before income taxes7511,241  (2,794)     845

Income tax expense             (4)   (50)      (7)    (57)
                             _____  _____    _____   _____

Net income (loss)          $   747$ 1,191   $(2,801)$   788
                             =====  =====    =====   =====

Net income (loss) per share$  0.06$  0.09  $ (0.21) $  0.06
                            =====   =====    =====   =====

Average number of shares
 outstanding                13,162 13,162   13,162  13,162
                             =====  =====    =====   =====

See Notes to Consolidated Financial Statements.

                           4 of 15

                 RHEOMETRIC SCIENTIFIC, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)           (Unaudited)            Six Months
Ended
                                                  June 30,
                                           1996        1995
                                           _____      _____

Cash Flows from Operating Activities:
Net income (loss)                      $(2,801)     $    788
Adjustments to reconcile net income (loss)
to net cash (used in) provided by
operating activities:
Depreciation and amortization of plant and
 equipment                                   399         480
Amortization of goodwill and intangibles    330         325
Provision for slow moving inventory        (47)         146
Loss on sale/leaseback financing           2,301          --
Loss on sale/retirement of property, plant,
 and equipment                                --          89
 Unrealized currency loss (gain)             57       (183)
Changes in assets and liabilities:
 Receivables                                934     (2,288)
 Inventories                            (1,993)       (988)
 Prepaid expenses and other current assets   605       (351)
 Accounts payable and accrued liabilities    942         434
 Other assets                              (260)      (273)
Other non-current liabilities              (94)        (30)
                                           _____       _____
Net cash provided by (used in) operating
 activities                                  373     (1,851)
                                           _____       _____

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment    (97)    (215)
                                           _____       _____

Net cash used in investing activities         (97)     (215)
                                           _____      _____

Cash Flows from Financing Activities:
Net borrowings (repayments) under line
 of credit agreements                        101        (41)
Repayment of long-term debt/lease obligation(5,741)   (166)
Proceeds from short-term debt - affiliate    --       2,400
Repayment short-term debt to affiliate     (375)         --
Net proceeds from sale/leaseback arrangement        5,734     --
Mortgage participation                    (865)          --
                                          _____       _____
Net cash (used in) provided by financing
 activities                             (1,146)       2,193

Effect of exchange rate changes on cash       18       (111)
                                           _____       _____

Net (decrease) increase in cash            (852)         16

Cash at beginning of period                1,364         747
                                           _____       _____

Cash at end of period                     $  512       $ 763
                                           =====       =====

Cash payments for interest                $  959       $ 689
                                           =====       =====

Cash payments for income taxes           $    8       $  29
                                          =====      =====

See Notes to Condensed Consolidated Financial Statements.

                           5 of 15

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

   Simultaneously with the consummation of the sale/leaseback arrangement, the Company entered into a Loan and Security Agreement providing for a working capital revolving credit facility in the amount of $11,500,000. The amount of

                           6 of 15
   available credit is determined by the level of certain eligible receivables and inventory. The Company's obligations under the Loan Agreement are collateralized by substantially all of the Company's assets.

   The Landlord financed the acquisition of the Facility in
   part through a $3,300,000 mortgage loan.   The Company
   purchased a participating interest in the Landlord's mortgage loan (the "Mortgage Loan") in the amount of $865,000. The Company's interest in the Mortgage Loan will be repaid with yearly interest of 9.625% upon the maturity of the Mortgage Loan in five years or upon refinancing.

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

                           7 of 15

   $9,000,000 through December 31, 1996, $9,500,000 through
   December 31, 1997 and $10,000,000 after January 1, 1998;
   (c) achieve domestic cash flow, as defined, of not less than ($250,000) for the six months ending June 30, 1996, ($1,000,000) for the nine months ending September 30, 1996, and $0 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month; (d) achieve consolidated cash flow, as defined, of not less than $250,000 for the six months ended June 30, 1996, $500,000 for the nine months ended September 30, 1996 and $750,000 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month.

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

4. Earnings (Loss) Per Share

   Earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each period. The loss per share calculation does not include shares reserved for stock options and convertible securities since the effects are immaterial or antidilutive.

5. Long-term Debt and Short-term Borrowings

   Long-term debt consists of the following:
                                             June 30,      December
                                   31,
                                                  1996           1995
                                                _______
   _______
  Lease obligation from sale/leaseback
   arrangement, 15 year term with interest
   imputed at 21%                      $ 4,990,000              --

  Mortgage loans payable through
   November 1997, with interest at
   prime plus 1/2% 9.0% at
   December 31, 1995 and fixed
   interest at 9.6%.  Mortgage loan
   was settled February 23, 1996
   as part of financing arrangement
   See Item 2 "Financing"                    --        $ 5,730,000
                                      _  ________      ____  _____

                                         4,990,000       5,730,000
  Less current maturities                   54,000         497,000
                                       ___________     ___________

                                       $ 4,936,000     $ 5,233,000
                                       ===========     ===========

                           8 of 15

6.   Long-term Debt and Short-term borrowings - Affiliate

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

7.   1996 Stock Option Plan

  At the 1996 Annual Meeting of Shareholders, the
  Shareholders approved the 1996 Stock Option Plan (the
  "Plan") as adopted by the Board of Directors. Pursuant to the Plan, 250,000 shares of Common Stock have been reserved for issuance. Options will have a maximum term of 10 years and will be granted and exercisable at such time or times as the Compensation Committee shall determine and set forth in the Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three and six months ended June 30, 1996 decreased $1,049,000 and $1,654,000 (or 8.8% and 8.1%), respectively, as compared to the corresponding periods in 1995. The decline in revenues for the six-month period resulted from a decrease in Europe and the Far East of $1,248,000 and $867,000, offset by an increase of $461,000 in the Americas, respectively. The decline in revenues for the three-month period represents a decrease in Europe and the Far East of $1,153,000 and $1,083,000, offset by an increase in the Americas of $1,187,000, respectively. For the six-month period total international sales of $11,939,000 represented 63% of total sales compared to 1995's international sales of $14,054,000 which amounted to 69% of total sales. For the second quarter international sales equaled $6,839,000 or 63% of total sales compared to last years second quarter sales of $9,074,000 or 76%. For both the three- and six-month periods, unfavorable foreign currency trends severely depressed international sales as compared to the corresponding periods in the previous year, particularly in the Far East.

                           9 of 15

The gross profit percentages for the three and six months ended June 30, 1996 were 49.9% and 47.2%, respectively.
This compares to 49.2% and 48.1% for the same periods in the prior year. The mixed results in gross profit percentage can be attributed to unfavorable foreign currency trends offset by on-going cost containment programs.

Operating expenses for the three and six months ended June
30, 1996 were down $133,000 and up $2,174,000 compared to
the corresponding periods in the prior year. Included in the six-month increase is a loss of $2,368,000 on the sale and subsequent leaseback of the Piscataway facility. For both the three- and six-month periods operating expenses were favorably affected by foreign currency trends.

Net interest expense for the three and six months ended June 30, 1996 increased by $172,000 and $145,000, respectively, compared to the corresponding periods in the prior year.
The changes can be attributed to the average debt balances outstanding during the respective periods as well as higher interest costs related lease obligation from the sale/leaseback arrangement.

The foreign currency adjustments for the three and six months ended June 30, 1996 were a gain of $15,000 and a loss of $77,000, respectively. The adjustments were primarily due to unrealized translation losses resulting from the German Mark, Japanese Yen, and British Pound against the U.S. Dollar, which were offset by unrealized gains in the French Franc, as well as in Swiss Francs resulting from the Mettler agreement. Foreign currency gains for the three and six months ended June 30, 1995 were $30,000 and $265,000, respectively. The gains were primarily due to unrealized translation gains resulting from the French Franc, German Mark, Japanese Yen, and British Pound against the U.S. Dollar, which were offset by an unrealized loss in Swiss Francs resulting from the Mettler agreement.

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

The Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") in March 1995. FAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived asset may not be recoverable. Impairment

                          10 of 15
is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. The adoption of FAS 121 does not have a material impact on the Company's financial position or results of operations.

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

Cash Flows from Operations. Net cash provided by operating activities during the six months ended June 30, 1996 was $373,000, an increase of $2,224,000 over the same period last year. Net loss for the six months ended June 30, 1996 was $2,801,000 compared to income of $788,000 during the
same period last year.   The first half loss includes a non-
cash charge of $2,301,000 resulting from the sale of the Piscataway facility along with non-cash depreciation and amortization charges of $729,000. During the six months ended June 30, 1996, accounts receivable decreased by $934,000 which can be attributed to second quarter 1996 sales which were lower as compared to the fourth quarter 1995 sales. In addition, inventories and accounts payable increased by $1,993,000 and $942,000, respectively as inventory levels were replenished to meet the second half's forecasted demand. Management continuously monitors inventory levels on a world-wide basis in order to insure that excess inventory is kept to a minimum.

Cash Flows From Investing. Net cash used in investing activities during the six months ended June 30, 1996 was $97,000 as compared to $215,000 during the same period in 1995 due to a decrease in the purchase of equipment.

Cash Flows From Financing. Net cash used in financing activities during the six-month period ended June 30, 1996 was $1,146,000. During the first six months, the Company purchased a participating interest in the mortgage of the Piscataway facility amounting to $865,000 and also repaid
$375,000 of short-term debt due to Axess.

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

On March 7 and 25, 1994, Axess and the Company's UK subsidiary, executed subordinated term notes of $150,000 and $225,000,

                          11 of 15
respectively, due January 1, 1996, bearing interest at a
rate equal to the British Prime Rate plus 1.5% (7.75% and
8.25% at December 31, 1995 and 1994, respectively).   On
March 6, 1996, these subordinated term notes were paid in full, including interest of $27,417, for an aggregate amount of $402,417.

The Company has working capital lines of credit with certain domestic and foreign banks aggregating $9,295,000 of which approximately $2,930,000 was available at June 30, 1996.

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

The Landlord financed the acquisition of the Facility in
part through a $3,300,000 mortgage loan.   The Company
purchased a participating interest in the Landlord's mortgage loan (the "Mortgage Loan") in the amount of $865,000. The Company's interest in the Mortgage Loan will be repaid with yearly interest of 9.625% upon the maturity of the Mortgage Loan in five years or upon refinancing.

Further, in connection with the sale/leaseback arrangement, the Company issued the following three warrants to acquire shares of its Common Stock, all having an exercise price of $2.00 per share: (1) a warrant to the Landlord to purchase 132,617 shares of Common Stock of the Company, exercisable during the term of the lease; (2) a conditional warrant to the Landlord to purchase 331,543 shares of Common Stock of the Company which shall only be exercisable if the indebtedness owed by Landlord under the Mortgage Loan is repaid prior to February 23, 1997; or if the Landlord is unable to refinance the indebtedness owed under the Mortgage Loan prior to February 23, 1997, solely as a result of

                          12 of 15
environmental contamination relating to the 11 acres of undeveloped real estate constituting a portion of the facility (the "Excess Land"); and (3) a conditional warrant to the Landlord's Lender (the "Lender") to purchase 331,543 shares of Common Stock which shall only be exercisable if the indebtedness owed under the Mortgage Loan by Landlord to Lender is not refinanced prior to February 23, 1997.

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

The Loan Agreement is for a term of three years. Under this agreement the most restrictive financial covenants are (a) maintain, on a consolidated basis, working capital of not less than $6,000,000 through December 31, 1996, $6,500,000 through December 31, 1997 and $7,000,000 after January 1, 1998; (b) the maintenance of minimum adjusted tangible net worth, as defined of at least $8,750,000 through May 31, 1996, $9,000,000 through December 31, 1996, $9,500,000 through December 31, 1997 and $10,000,000 after January 1, 1998; (c) achieve domestic cash flow, as defined, of not less than ($250,000) for the six months ending June 30, 1996, ($1,000,000) for the nine months ending September 30, 1996, and $0 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month; (d) achieve consolidated cash flow, as defined, of not less than $250,000 for the six months ended June 30, 1996, $500,000 for the nine months ended September 30, 1996 and $750,000 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month.

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

                          13 of 15

                 PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 20, 1996, the following items were called and received the following vote:

The shareholders nominated and elected the directors to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified with the following results: The vote for director nominee Robert E. Davis, For 12,193,252; Withheld 5,287; not voted 963,200. The vote for director nominee Leonard Bogner, For 12,193,252; Withheld 5,287; not voted 963,200. Giacco The vote for director nominee Alexander F. Giacco, For 12,193,032; Withheld 5,507; not voted 963,200. The vote for director nominee Richard J. Giacco, For 12,193,252; Withheld 5,287; not voted 963,200. The vote for director nominee R. Michael Hendricks, For 12,193,252; Withheld 5,287; not voted 963,200. The vote for director nominee Robert K. Prud'homme, For 12,193,252; Withheld 5,287; not voted 963,200.

The shareholders also approved the 1996 Stock Option Plan with the following results: For 12,176,197; Abstain 10,160;
Against 12,182; not voted 963,200.

The shareholders also ratified the appointment of Coopers &
Lybrand L.L.P. as the independent auditors of the Company for the fiscal year ending December 31, 1996 with the following results: For 12,198,539; Abstain 3,849; Against
1,087; not voted 963,200.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits:

               3.1  Certificate of Incorporation of the
                    Registrant, as Amended, incorporated
                    by reference to the to the exhibits to
                    the Company's Current Report on Form
                    8-K dated February 23, 1996.

               3.2  By-Laws of the Registrant, as Amended,
                    incorporated by reference to the
exhibits
                    of the Company's Annual Report on Form
                    10-K for the year ended December 31,
                    1993.

                4.3 1996 Stock Option Plan

               27   Financial Data Schedule

   (b)    Reports on Form 8-K:

              None.

                          14 of 15

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




August 13, 1996             By
                                John C. Fuhrmeister
                                Vice President and
                                Chief Financial Officer







                          15 of 15

                                EXHIBIT 4.3









                        RHEOMETRIC SCIENTIFIC, INC.

                          1996 STOCK OPTION PLAN

                             TABLE OF CONTENTS


                                                        Page


1. PURPOSE                                                 1

2. ADMINISTRATION                                          1
     2.1. COMMITTEE                                        1
     2.2. NO LIABILITY                                     1

3. STOCK                                                   2

4. ELIGIBILITY                                             2

5. EFFECTIVE DATE AND TERM                                 2
     5.1. EFFECTIVE DATE                                   2
     5.2. TERM                                             3

6. GRANT OF OPTIONS                                        3

7. LIMITATION ON INCENTIVE STOCK OPTIONS                   3

8. OPTION AGREEMENTS                                       3

9. OPTION PRICE                                            4

10. TERM AND EXERCISE OF OPTIONS                           4
     10.1. TERM                                            4
     10.2. EXERCISE BY OPTIONEE                            5
     10.3. OPTION PERIOD AND LIMITATIONS ON EXERCISE       5
     10.4. METHOD OF EXERCISE                              5

11. TRANSFERABILITY OF OPTIONS                             6

12. TRANSFERABILITY OF STOCK                               6

13. TERMINATION OF EMPLOYMENT                              6

14. RIGHTS IN THE EVENT OF DEATH OR DISABILITY             7
     14.1. DEATH                                           7
     14.2. DISABILITY                                      7

15. USE OF PROCEEDS                                        8

                                                        PAGE


16. SECURITIES LAWS                                        8

17. EXCHANGE ACT: RULE 16B-3                               9
     17.1. GENERAL                                         9
     17.2. STOCK OPTION AND COMPENSATION COMMITTEE         9
     17.3. RESTRICTION ON TRANSFER OF STOCK                9
     17.4. REQUIREMENT OF STOCKHOLDERS' APPROVAL           9

18. AMENDMENT AND TERMINATION                             10

19. EFFECT OF CHANGES IN CAPITALIZATION                   10
     19.1 CHANGES IN STOCK                                10
     19.2. REORGANIZATION WITH CORPORATION SURVIVING      11
     19.3. OTHER REORGANIZATIONS; SALE OF ASSETS OR STOCK 11
     19.4. ADJUSTMENTS                                    12
     19.5. NO LIMITATIONS ON CORPORATION                  12

20. WITHHOLDING                                           12

21. DISCLAIMER OF RIGHTS                                  12

22. NONEXCLUSIVITY                                        13

23. GOVERNING LAW.                                        13

                        RHEOMETRIC SCIENTIFIC, INC.
                          1996 STOCK OPTION PLAN


          RHEOMETRIC SCIENTIFIC, INC., a New Jersey corporation (the "Corporation"), sets forth herein the terms of the 1996 Stock Option Plan (the "Plan") as follows:


1.        PURPOSE

          The Plan is intended to advance the interests of the Corporation by providing eligible individuals (as designated pursuant to Section 4 hereof) an opportunity to acquire or increase a proprietary interest in the Corporation, which thereby will create a stronger incentive to expend maximum effort for the growth and success of the Corporation and its subsidiaries and will encourage such eligible individuals to remain in the employ of the Corporation or that of one or more of its subsidiaries. Each stock option granted under the Plan (an "Option") is intended to be an "incentive stock option" ("Incentive Stock Option") within the meaning of
Section 422 of the Internal Revenue Code of 1986, or the corresponding provision of any subsequently enacted tax statute, as amended from time to time (the "Code"), except (a) to the extent that any such Option would exceed the limitations set forth in Section 7 hereof and (b) for Options specifically designated at the time of grant as not being Incentive Stock Options.


2.        ADMINISTRATION

          2.1. Committee

          The Plan shall be administered by the Stock Option and Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board"), which shall have the full power and authority to take all actions and to make all determinations required or provided for under the Plan or any Option granted or Option Agreement (as defined in Section 8 hereof) entered into hereunder and all such other actions and determinations not inconsistent with the specific terms and provisions of the Plan deemed by the Committee to be necessary or appropriate to the administration of the Plan or any Option granted or Option Agreement entered into hereunder. The interpretation and construction by the Committee of any provision of the Plan or of any Option granted or Option Agreement entered into hereunder shall be final and conclusive.

          2.2. No Liability

      No member of the Board or of the Committee shall be liable for any action or determination made, or any failure to take or make an action or determination, in good faith with respect to the Plan or any Option granted or Option Agreement entered into hereunder.


3.        STOCK

          The stock that may be issued pursuant to Options granted under the Plan shall be shares of common stock, no par value, of the Corporation (the "Stock"), which shares may be treasury shares or authorized but unissued shares. The number of shares of Stock that may be issued pursuant to Options granted under the Plan shall not exceed in the aggregate 250,000 shares of Stock, which number of shares is subject to adjustment as provided in Section 19 hereof. If any Option expires, terminates or is terminated for any reason prior to exercise in full, the shares of Stock that were subject to the unexercised portion of such Option shall be available for future Options granted under the Plan.


4.        ELIGIBILITY

          Options may be granted under the Plan to any officer or key employee of the Corporation or any "subsidiary corporation" thereof within the meaning of Section 424(f) of the Code (a "Subsidiary") (including any such officer or key employee who is also a director of the Corporation or any Subsidiary) as the Committee shall determine and designate from time to time prior to expiration or termination of the Plan. An individual may hold more than one Option, subject to such restrictions as are provided herein.


5.        EFFECTIVE DATE AND TERM

          5.1. Effective Date

          The Plan shall become effective as of the date of adoption by the Board, subject to stockholders' approval of the Plan within one year of such effective date by a majority of the votes cast at a duly held meeting of the stockholders of the Corporation at which a quorum representing a majority of all outstanding stock is present, either in person or by proxy, and voting on the matter, or by written consent in accordance with applicable state law and the Certificate of Incorporation and By-Laws of the Corporation and in a manner that satisfies the requirements of Rule 16b-3(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided, however, that upon approval of the Plan by the stockholders of the Corporation, all Options granted under the Plan on or after the effective date shall be fully effective as if the stockholders of the Corporation had approved the Plan on the effective date. If the stockholders fail to approve the Plan within one year of such effective date, any Options granted hereunder shall be null, void and of no effect.

          5.2. Term

          The Plan shall terminate on the date 10 years after the effective date.


6.        GRANT OF OPTIONS

          Subject to the terms and conditions of the Plan, the Committee may, at any time and from time to time prior to the date of termination of the Plan, grant to such eligible individuals as the Committee may determine ("Optionees") Options to purchase such number of shares of the Stock on such terms and conditions as the Committee may determine, including any terms or conditions which may be necessary to qualify such Options as Incentive Stock Options. Without limiting the foregoing, the Committee may at any time, with the consent of the Optionee, amend the terms of outstanding Options or issue new Options in exchange for the surrender and cancellation of outstanding Options. The date on which the Committee approves the grant of an Option (or such later date as is specified by the Committee) shall be considered the date on which such Option is granted. The maximum number of shares of Stock subject to Options that can be awarded under the Plan to any person is 250,000 shares.


7.        LIMITATION ON INCENTIVE STOCK OPTIONS

          An Option (other than an Option described in Section 1 hereof) shall constitute an Incentive Stock Option only to the extent that the aggregate fair market value (determined at the time the Option is granted) of the Stock with respect to which Incentive Stock Options are exercisable for the first time by any Optionee during any calendar year (under the Plan and all other plans of the Optionee's employer corporation and its parent and subsidiary corporations within the meaning of Section 422(d) of the
Code) does not exceed $100,000. This limitation shall be applied by taking Options into account in the order in which such Options were granted.


8.        OPTION AGREEMENTS

          All Options granted pursuant to the Plan shall be evidenced by written agreements ("Option Agreements") to be executed by the Corporation and the Optionee, in such form or forms as the Committee shall from time to time determine. Option Agreements covering Options granted from time to time or at the same time need not contain similar provisions; provided, however, that all such Option Agreements shall comply with all terms of the Plan.

9.        OPTION PRICE

          The purchase price of each share of the Stock subject to an Option (the "Option Price") shall be fixed by the Committee and stated in each Option Agreement. In the case of an Option that is intended to constitute an Incentive Stock Option, the Option Price shall be not less than the greater of par value or 100 percent of the fair market value of a share of the Stock covered by the Option on the date the Option is granted (as determined in good faith by the Committee); provided, however, that in the event the Optionee would otherwise be ineligible to receive an Incentive Stock Option by reason of the provisions of Sections 422(b)(6) and 424(d) of the Code (relating to stock ownership of more than 10 percent), the Option Price of an Option which is intended to be an Incentive Stock Option shall be not less than the greater of par value or 110 percent of the fair market value of a share of the Stock covered by the
Option at the time such Option is granted.    In the case of an Option not
intended to constitute an Incentive Stock Option, the Option Price shall be not less than the greater of par value or 50 percent of the fair market value of a share of the Stock covered by the Option on the date the Option is granted (as determined in good faith by the Committee).

          In the event that the Stock is listed on an established national or regional stock exchange, is admitted to quotation on the National Association of Securities Dealers Automated Quotation System, or is publicly traded in an established securities market, in determining the fair market value of the Stock, the Committee shall use the highest closing price of the Stock on such exchange or system or in such market on the date the Option is granted (or, if there is no such closing price, then the Committee shall use the mean between the highest bid and lowest asked prices or between the high and low prices on such date), or, if no sale of the Stock has been made on such day, on the next preceding day on which any such sale shall have been made.


10.       TERM AND EXERCISE OF OPTIONS

          10.1.     Term

          Each Option granted under the Plan shall terminate and all rights to purchase shares thereunder shall cease upon the expiration of 10 years from the date such Option is granted, or on such date prior thereto as may be fixed by the Committee and stated in the Option Agreement relating to such Option; provided, however, that in the event the Optionee would otherwise be ineligible to receive an Incentive Stock Option by reason of the provisions of Sections 422(b)(6) and 424(d) of the Code (relating to stock ownership of more than 10 percent), an Option granted to such Optionee which is intended to be an Incentive Stock Option shall in no event be exercisable after the expiration of five years from the date it is granted.

          10.2.     Exercise by Optionee

          Only the Optionee receiving an Option (or, in the event of the Optionee's legal incapacity or incompetency, the Optionee's guardian or legal representative, and in the case of the Optionee's death, the Optionee's estate) may exercise the Option.

          10.3.     Option Period and Limitations on Exercise

          Each Option granted under the Plan shall be exercisable in whole or in part at any time and from time to time over a period commencing on or after the date of grant of the Option and ending upon the expiration or termination of the Option, as the Committee shall determine and set forth in the Option Agreement relating to such Option. Without limitation of the foregoing, the Committee, subject to the terms and conditions of the Plan, may in its sole discretion provide that an Option may not be exercised in whole or in part for any period or periods of time during which such Option is outstanding as the Committee shall determine and set forth in the Option Agreement relating to such Option. Any such limitation on the exercise of an Option contained in any Option Agreement may be rescinded, modified or waived by the Committee, in its sole discretion, at any time and from time to time after the date of grant of such Option. Without limitation of the foregoing, each Option granted under the Plan shall be exercisable in whole or in part immediately upon or at any time after the Optionee attains the age of 65. Notwithstanding any other provisions of the Plan, no Option shall be exercisable in whole or in part prior to the date the Plan is approved by the stockholders of the Corporation as provided in Section 5.1 hereof.

          10.4.     Method of Exercise

          An Option that is exercisable hereunder may be exercised by delivery to the Corporation on any business day, at its principal office addressed to the attention of the Committee, of written notice of exercise, which notice shall specify the number of shares for which the Option is being exercised, and shall be accompanied by payment in full of the Option Price of the shares for which the Option is being exercised. Payment of the Option Price for the shares of Stock purchased pursuant to the exercise of an Option shall be made, as determined by the Committee and set forth in the Option Agreement pertaining to an Option, (a) in cash or by certified check payable to the order of the Corporation; (b) through the tender to the Corporation of shares of Stock, which shares shall be valued, for purposes of determining the extent to which the Option Price has been paid thereby, at their fair market value (determined in the manner described in Section 9 hereof ) ("Fair Market Value") on the date of exercise; or (c) by a combination of the methods described in Sections 10.4(a) and 10.4(b) hereof; provided, however, that the Committee may in its discretion impose and set forth in the Option Agreement pertaining to an Option such limitations or prohibitions on the use of shares of Stock to exercise

Options as it deems appropriate. Payment in full of the Option Price need not accompany the written notice of exercise provided the notice directs that the Stock certificate or certificates for the shares for which the Option is exercised be delivered to a licensed broker acceptable to the Corporation as the agent for the individual exercising the Option and, at the time such Stock certificate or certificates are delivered, the broker tenders to the Corporation cash (or cash equivalents acceptable to the Corporation) equal to the Option Price plus the amount (if any) of federal and/or other taxes which the Corporation may, in its judgment, be required to withhold with respect to the exercise of the Option. An attempt to exercise any Option granted hereunder other than as set forth above shall be invalid and of no force and effect. Promptly after the exercise of an Option and the payment in full of the Option Price of the shares of Stock covered thereby, the individual exercising the Option shall be entitled to the issuance of a Stock certificate or certificates evidencing such individual's ownership of such shares. A separate Stock certificate or certificates shall be issued for any shares purchased pursuant to the exercise of an Option which is an Incentive Stock Option, which certificate or certificates shall not include any shares which were purchased pursuant to the exercise of an Option which is not an Incentive Stock Option. An individual holding or exercising an Option shall have none of the rights of a stockholder until the shares of Stock covered thereby are fully paid and issued to such individual and, except as provided in Section 19 hereof, no adjustment shall be made for dividends or other rights for which the record date is prior to the date of such issuance.


11.       TRANSFERABILITY OF OPTIONS

          No Option shall be assignable or transferable by the Optionee to whom it is granted, other than by will or the laws of descent and distribution.


12.       TRANSFERABILITY OF STOCK

          Without the written consent of the Corporation, no Stock acquired pursuant to an Incentive Stock Option may be sold, pledged, assigned, transferred or otherwise disposed of by the Optionee within two years from the date of grant of such Incentive Stock Option nor within one year after the transfer of such Stock to the Optionee; provided, however that a transfer to a trustee, receiver, or other fiduciary in any insolvency proceeding, as described in Section 422A(c)(3) of the Code shall not be deemed to be such a disposition.

13.       TERMINATION OF EMPLOYMENT

          The Committee may provide, by inclusion of appropriate language in any Option Agreement, that an Optionee may (subject to the general limitations on exercise set forth in Section 10.3 hereof), in the event of termination of employment of the Optionee with the Corporation or a Subsidiary, exercise an Option, in whole or in part, at any time subsequent to such termination of employment and prior to termination of the Option pursuant to Section 10.2 hereof, either subject to or without regard to any installment limitation on exercise imposed pursuant to Section 10.3 hereof, as the Committee, in its sole and absolute discretion, shall determine and set forth in the Option Agreement. Whether a leave of absence or leave on military or government service shall constitute a termination of employment for purposes of the Plan shall be determined by the Committee, which determination shall be final and conclusive. For purposes of the Plan, a termination of employment with the Corporation or a Subsidiary shall not be deemed to occur if the Optionee is immediately thereafter employed with the Corporation or any other Subsidiary.


14.       RIGHTS IN THE EVENT OF DEATH OR DISABILITY

          14.1.     Death

          If an Optionee dies while employed by the Corporation or a Subsidiary or within the period following the termination of employment during which the Option is exercisable under Section 13 or 14.2 hereof, the executors, administrators, legatees or distributees of such Optionee's estate shall have the right (subject to the general limitations on exercise set forth in Section 10.3 hereof), at any time within one year after the date of such Optionee's death and prior to termination of the Option pursuant to Section 10.1 hereof, to exercise any Option held by such Optionee at the date of such Optionee's death, to the extent such Option was exercisable immediately prior to such Optionee's death; provided, however, that the Committee may provide by inclusion of appropriate language in any Option Agreement that, in the event of the death of an Optionee, the executors, administrators, legatees or distributees of such Optionee's estate may exercise an Option (subject to the general limitations on exercise set forth in Section 10.3 hereof), in whole or in part, at any time subsequent to such Optionee's death and prior to termination of the Option pursuant to Section 10.1 hereof, either subject to or without regard to any installment limitation on exercise imposed pursuant to Section 10.3 hereof, as the Committee, in its sole and absolute discretion, shall determine and set forth in the Option Agreement.

          14.2.     Disability

          If an Optionee terminates employment with the Corporation or a Subsidiary by reason of the "permanent and total disability" (within the meaning of Section 22(e) (3) of the Code) of such Optionee, then such Optionee shall have the right (subject to the general limitations on exercise set forth in Section 10.3 hereof), at any time within one year after such termination of employment and prior to termination of the Option pursuant to Section 10.1 hereof, to exercise, in whole or in part, any Option held by such Optionee at the date of such termination of employment, to the extent such Option was exercisable immediately prior to such termination of employment; provided, however, that the Committee may provide, by inclusion of appropriate language in any Option Agreement, that an Optionee may (subject to the general limitations on exercise set forth in Section 10.3 hereof), in the event of the termination of employment of the Optionee with the Corporation or a Subsidiary by reason of the "permanent and total disability" (within the meaning of Section 22(e)(3) of the Code) of such Optionee, exercise an Option, in whole or in part, at any time subsequent to such termination of employment and prior to termination of the Option pursuant to Section 10.1 hereof, either subject to or without regard to any installment limitation on exercise imposed pursuant to
Section 10.3 hereof, as the Committee, in its sole and absolute discretion, shall determine and set forth in the Option Agreement. Whether a termination of employment is to be considered by reason of "permanent and total disability" for purposes of the Plan shall be determined by the Committee, which determination shall be final and conclusive.


15.       USE OF PROCEEDS

          The proceeds received by the Corporation from the sale of Stock pursuant to Options granted under the Plan shall constitute general funds of the Corporation.


16.       SECURITIES LAWS

          The Corporation shall not be required to sell or issue any shares of Stock under any Option if the sale or issuance of such shares would constitute a violation by the individual exercising the Option or by the Corporation of any provisions of any law or regulation of any governmental authority, including, without limitation, any federal or state securities laws or regulations. If at any time the Corporation shall determine, in its discretion, that the listing, registration or qualification of any shares subject to the Option upon any securities exchange or under any state or federal law, or the consent of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the issuance or purchase of shares, the Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Corporation, and any delay caused thereby shall in no way affect the date of termination of the Option. Specifically in connection with the Securities Act of 1933, as amended (the "Securities Act"), upon exercise of any Option, unless a registration statement under the Securities Act is in effect with respect to the shares of Stock covered by such Option, the Corporation shall not be required to sell or issue such shares unless the Corporation has received evidence satisfactory to the Corporation that the Optionee may acquire such shares pursuant to an exemption from registration under the Securities Act. Any determination in this connection by the Corporation shall be final and conclusive. The Corporation may, but shall in no event be obligated to, register any securities covered hereby pursuant to the Securities Act. The Corporation shall not be obligated to take any affirmative action in order to cause the exercise of an Option or the issuance of shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that an Option shall not be exercisable unless and until the shares of Stock covered by such Option are registered or are subject to an available exemption from registration, the exercise of such Option (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption.


17.       EXCHANGE ACT: RULE 16B-3

          17.1.     General

          The Plan is intended to comply with Rule 16b-3 ("Rule 16b-3") (and any successor thereto) under the Exchange Act. Any provision inconsistent with Rule 16b-3 shall, to the extent permitted by law and determined to be advisable by the Committee (constituted in accordance with Section 17.2 hereof), be inoperative and void.

          17.2.     Stock Option and Compensation Committee

          The Committee appointed in accordance with Section 2.1 hereof shall consist of not fewer than two members of the Board each of whom shall qualify (at the time of appointment to the Committee and during all periods of service on the Committee) in all respects as a "disinterested person" as defined in Rule 16b-3.

          17.3.     Restriction on Transfer of Stock

          No director, officer or other "insider" of the Corporation subject to Section 16 of the Exchange Act shall be permitted to sell Stock (which such "insider" had received upon exercise of an Option) during the six months immediately following the grant of such Option.

          17.4.     Requirement of Stockholders' Approval

          No amendment by the Board shall, without approval by a majority of the votes cast at a duly held meeting of the stockholders of the Corporation at which a quorum representing a majority of all outstanding stock is present, either in person or by proxy, and voting on the amendment, or by written consent in accordance with applicable state law and the Certificate of Incorporation and By-Laws of the Corporation, materially increase the benefits accruing to Section 16 "insiders" under the Plan or take any other action that would require the approval of such stockholders pursuant to Rule 16b-3.


18.       AMENDMENT AND TERMINATION

          The Board may, at any time and from time to time, amend, suspend or terminate the Plan as to any shares of Stock as to which Options have not been granted; provided, however, that no amendment by the Board shall, without approval by a majority of the votes cast at a duly held meeting of the stockholders of the Corporation at which a quorum representing a majority of all outstanding stock is present, either in person or by proxy, and voting on the amendment, or by written consent in accordance with applicable state law and the Certificate of Incorporation and By-Laws of the Corporation, materially change the requirements as to eligibility to receive Options or increase the maximum number of shares of Stock in the aggregate that may be sold pursuant to Options granted under the Plan (except as permitted under Section 19 hereof). The Corporation also may retain the right in an Option Agreement to cause a forfeiture of the shares or gain realized by an Optionee on account of the Optionee taking actions in "competition with the Corporation," as defined in the applicable Option Agreement. Furthermore, the Corporation may, in the Option Agreement, retain the right to annul the grant of an Option if the holder of such grant was an employee of the Corporation or a Subsidiary and is terminated "for cause," as defined in the applicable Option Agreement. Except as permitted under Section 19 hereof, no amendment, suspension or termination of the Plan shall, without the consent of the Optionee, alter or impair rights or obligations under any Option theretofore granted under the Plan.


19.       EFFECT OF CHANGES IN CAPITALIZATION

          19.1 Changes in Stock

          If the number of outstanding shares of Stock is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Corporation by reason of any recapitalization, reclassification, stock split-up, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, or other increase or decrease in such shares effected without receipt of consideration by the Corporation, occurring after the effective date of the Plan, a proportionate and appropriate adjustment shall be made by the Corporation in the number and kind of shares for which Options are outstanding, so that the proportionate interest of the Optionee immediately following such event shall, to the extent practicable, be the same as immediately prior to such event. Any such adjustment in outstanding Options shall not change the aggregate Option Price payable with respect to shares subject to the unexercised portion of the Option outstanding but shall include a corresponding proportionate adjustment in the Option Price per share.

          19.2.     Reorganization With Corporation Surviving

          Subject to Section 19.3 hereof, if the Corporation shall be the surviving entity in any reorganization, merger or consolidation of the Corporation with one or more other entities, any Option theretofore granted pursuant to the Plan shall pertain to and apply to the securities to which a holder of the number of shares of Stock subject to such Option would have been entitled immediately following such reorganization, merger or consolidation, with a corresponding proportionate adjustment of the Option Price per share so that the aggregate Option Price thereafter shall be the same as the aggregate Option Price of the shares remaining subject to the Option immediately prior to such reorganization, merger or consolidation.

          19.3.     Other Reorganizations; Sale of Assets or Stock

          Upon the dissolution or liquidation of the Corporation, or upon a merger, consolidation or reorganization of the Corporation with one or more other entities in which the Corporation is not the surviving entity, or upon a sale of substantially all of the assets of the Corporation to another entity, or upon any transaction (including, without limitation, a merger or reorganization in which the Corporation is the surviving entity) approved by the Board that results in any person or entity (other than persons who are holders of stock of the Corporation at the time the Plan is approved by the Stockholders and other than an Affiliate) owning 80 percent or more of the combined voting power of all classes of stock of the Corporation, the Plan and all Options outstanding hereunder shall terminate, except to the extent provision is made in connection with such transaction for the continuation of the Plan and/or the assumption of the Options theretofore granted, or for the substitution for such Options of new options covering the stock of a successor entity, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and exercise prices, in which event the Plan and Options theretofore granted shall continue in the manner and under the terms so provided. In the event of any such termination of the Plan, each Optionee shall have the right (subject to the general limitations on exercise set forth in Section 10.3 hereof and except as otherwise specifically provided in the Option Agreement relating to such Option), immediately prior to the occurrence of such termination and during such period occurring prior to such termination as the Committee in its sole discretion shall designate, to exercise such Option in whole or in part, whether or not such Option was otherwise exercisable at the time such termination occurs, but subject to any additional limitations that the Committee may, in its sole discretion, include in any Option Agreement. The Committee shall send written notice of an event that will result in such a termination to all Optionees not later than the time at which the Corporation gives notice thereof to its stockholders.

          19.4.     Adjustments

          Adjustments under this Section 19 relating to stock or securities of the Corporation shall be made by the Committee, whose determination in that respect shall be final and conclusive. No fractional shares of Stock or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit.

          19.5.     No Limitations on Corporation

          The grant of an Option pursuant to the Plan shall not affect or limit in any way the right or power of the Corporation to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge, consolidate, dissolve or liquidate, or to sell or transfer all or any part of its business or assets.


20.       WITHHOLDING

     The Corporation or a Subsidiary may be obligated to withhold federal and local income taxes and Social Security taxes to the extent that an Optionee realizes ordinary income in connection with the exercise of an Option. The Corporation or a Subsidiary may withhold amounts needed to cover such taxes from payments otherwise due and owing to an Optionee, and upon demand the Optionee will promptly pay to the Corporation or a Subsidiary having such obligation any additional amounts as may be necessary to satisfy such withholding tax obligation. Such payment shall be made in cash or cash equivalents.

21.       DISCLAIMER OF RIGHTS

          No provision in the Plan or in any Option granted or Option Agreement entered into pursuant to the Plan shall be construed to confer upon any individual the right to remain in the employ of the Corporation or any Subsidiary, or to interfere in any way with the right and authority of the Corporation or any Subsidiary either to increase or decrease the compensation of any individual at any time, or to terminate any employment or other relationship between any individual and the Corporation or any Subsidiary. The obligation of the Corporation to pay any benefits pursuant to the Plan shall be interpreted as a contractual obligation to pay only those amounts described herein, in the manner and under the conditions prescribed herein. The Plan shall in no way be interpreted to require the Corporation to transfer any amounts to a third party trustee or otherwise hold any amounts in trust or escrow for payment to any participant or beneficiary under the terms of the Plan.


22.       NONEXCLUSIVITY

          Neither the adoption of the Plan nor the submission of the Plan to the stockholders of the Corporation for approval shall be construed as creating any limitations upon the right and authority of the Board to adopt such other incentive compensation arrangements (which arrangements may be applicable either generally to a class or classes of individuals or specifically to a particular individual or individuals) as the Board in its discretion determines desirable, including, without limitation, the granting of stock options otherwise than under the Plan.


23.       GOVERNING LAW.

          This Plan and all Options to be granted hereunder shall be governed by the laws of the State of New Jersey (but not including the choice of law rules thereof).


          The Plan was duly adopted and approved by the Board on February 5, 1996 and was duly approved by the stockholders of the Corporation on June 20, 1996.






                                   /s/ Richard J. Giacco
                                   Richard J. Giacco
                                   Secretary