Form 10-Q
period 1996-09-30
RHEOMETRIC SCIENTIFIC INC
filed 1996-11-14
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1996

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

      Class                  Outstanding at November 1, 1996
__________________________   ______________________________
Common Stock, no par value           13,161,739

                           1 of 15

                 RHEOMETRIC SCIENTIFIC, INC.


                          FORM 10-Q



                            INDEX


                                                       Page

PART I  -  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets
     September 30, 1996 and December 31, 1995            3

    Condensed Consolidated Statements of Operations
     Three and Nine Months Ended September 30,
     1996 and 1995                                       4

    Condensed Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1996 and 1995       5

    Notes to Condensed Consolidated Financial
     Statements                                         6-9


  Item 2.  Management's Discussion and Analysis of
     Results of Operations and Financial Condition

    Results of Operations                             10-11

    Liquidity and Capital Resources                   11-14


PART II - Other Information


   Item 6.  Exhibits and Reports on Form 8-K            15


    Signature                                           15

                           2 of 15

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)

                                       (Unaudited)
                                         September    December
                                         30, 1996     31, 1995
                                         ________      ________
ASSETS
Current Assets
 Cash                                   $   370      $ 1,364
 Net receivables                         14,257       14,492
 Net inventories
  Finished goods                          2,118        2,071
  Work in process                         2,031        1,366
  Assembled Components, materials,
  and parts                               6,592        5,142
                                         ______       ______
                                         10,741        8,579
 Prepaid expenses and other assets          707        1,564
                                         ______       ______
  Total current assets                   26,075       25,999
                                         ______       ______
Property, Plant, and Equipment           15,928       21,348
 Less accumulated depreciation and
  amortization                            8,699       11,505
                                         ______       ______
   Net property, plant, and equipment     7,229        9,843
Goodwill, net                             1,788        2,074
Other Assets                              3,017        2,177
                                         ______       ______
  Total Assets                          $38,109      $40,093
                                         ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings             $ 7,162      $ 6,424
 Short-term debt - affiliate                 --          375
 Current maturities of long-term debt        54          497
 Accounts payable                         4,642        3,780
Payable to affiliate                        576          818
Accrued liabilities                       4,931        4,975
                                         ______       ______
  Total current liabilities              17,365       16,869
                                         ______       ______

Lease obligation                           4,925           --
Long-term debt                                --        5,233
Long-term debt - affiliate                 6,258        5,740
Other long-term liabilities                1,138        1,363
                                          ______       ______
  Total liabilities                       29,686       29,205
                                          ______       ______
Commitments and Contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and
  outstanding 13,162 shares                   13           13
 Additional paid-in capital               25,492       24,759
 Accumulated deficit                     (16,980)     (13,871)
 Cumulative translation adjustment          (102)         (13)
                                          ______       ______
  Total shareholders' equity               8,423       10,888
                                          ______       ______
  Total Liabilities & Shareholders'
    Equity                               $38,109      $40,093
                                          ======       ======

See Notes to Condensed Consolidated Financial Statements.


                           3 of 15


        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except per share data)

                         (Unaudited)

                                Three Months Ended Nine Months Ended
                                   September 30,     September 30,
                                   1996     1995     1996     1995
                                  _______  _______  _______ _______

Sales                            $10,438 $ 9,056   $29,260 $29,532

Cost of sales                      5,723   5,379    15,664  15,996

Gross profit                       4,715   3,677    13,596  13,536

General and administrative expenses  859     628     2,200   2,371

Marketing and selling expenses     2,506   2,458     7,657   7,390

Research and development expenses    875     739     2,338   2,213

Goodwill and intangible amortization 163     163       488     488

Loss on sale/leaseback                --      --     2,368      --
                                  ______  ______    ______  ______

Total Operating Expenses           4,403   3,988    15,051  12,462
                                  ______  ______    ______  ______

Operating income (loss)              312   (311)   (1,455)   1,074

Interest (expense) - Banks         (394)   (326)     (974)   (860)
  Interest (expense) - Affiliate   (189)   (191)     (565)   (478)
  Interest income                     9       7        15      23
  Foreign currency loss             (38)   (541)     (115)   (276)
                                  ______  ______    ______  ______

Loss before income taxes           (300) (1,362)   (3,094)   (517)

Income tax expense                   (8)      --      (15)    (57)
                                  ______  ______    ______  ______

Net loss                         $ (308)$(1,362)  $(3,109)$  (574)
                                  ______  ______    ______  ______

Net loss per share               $(0.02)$ (0.10)  $ (0.24)$ (0.04)
                                  ======  ======    ======  ======

Average number of shares
 outstanding                      13,162  13,162    13,162  13,162
                                  ======  ======    ======  ======

See Notes to Consolidated Financial Statements.

                           4 of 15

                 RHEOMETRIC SCIENTIFIC, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)           (Unaudited)
                                            Nine Months Ended
                                              September 30,
                                             1996       1995
                                           ________  _________


Cash Flows from Operating Activities:
Net loss                                   $ (3,109) $   (574)

Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:

Depreciation and amortization of plant and
 equipment                                      643       770
Amortization of goodwill and intangibles        488       488
Provision for slow moving inventory             122       308
Loss on sale/leaseback financing              2,301        --
Loss on sale/retirement of property, plant,
and equipment                                     6        87
 Unrealized currency loss                        77       438
Changes in assets and liabilities:
 Receivables                                   (207)   (1,965)
 Inventories                                 (2,386)     (327)
 Prepaid expenses and other current
  assets                                        843      (630)
 Accounts payable and accrued
  liabilities                                 1,178       310
 Other assets                                  (189)      279
Other non-current liabilities                   (96)      (47)
                                             ______    ______
Net cash used in operating activities
                                               (329)     (863)
                                             ______    ______
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment    (373)     (302)
                                             ______    ______
Net cash used in investing activities          (373)     (302)
                                             ______    ______
Cash Flows from Financing Activities:
Net borrowings (repayments) under line of
credit agreements                               935     (491)
Repayment of long-term debt/lease obligation (5,751)    (165)
Proceeds from short-term debt - affiliate        --    2,400
Repayment short-term debt to affiliate         (375)      --
Net proceeds from sale/leaseback arrangement  5,734       --
Mortgage participation                         (866)      --
                                             ______   _______
Net cash (used in) provided by financing
 activities                                    (323)    1,744
                                             ______    ______

Effect of exchange rate changes on cash          31      (336)
                                             ______    ______

Net (decrease) increase in cash                (994)      243

Cash at beginning of period                   1,364       747
                                             ______    ______

Cash at end of period                        $  370     $ 990
                                             ======    ======

Cash payments for interest                   $1,597     $ 935
                                             ======    ======

Cash payments for income taxes              $   24      $  31
                                            ======     ======

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

2. Liquidity

   Management believes that the cash generated from operations, funds available under the lines of credit, Axess's debt financing and funds received under its current loan agreement, should be sufficient to meet the Company's working capital through 1997. On February 23, 1996 the Company entered into a three-year Loan and Security Agreement (the "Loan Agreement").
   This agreement provides a working capital revolving credit facility with a maximum credit amount of $11,500,000. The amount of available credit is determined by the level of certain eligible receivables and inventories. Adequacy of cash flows generated beyond 1996 will depend on the Company's ability to achieve expected sales volumes to support profitable operations.

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

   Simultaneously with the consummation of the sale/leaseback arrangement, the Company entered into a Loan and Security Agreement providing for a working capital revolving credit facility in the amount of $11,500,000. The amount of available credit is determined by the level of certain

                           6 of 15
   eligible receivables and inventory. The Company's obligations under the Loan Agreement are collateralized by substantially all of the Company's assets.

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

                           7 of 15

   $9,000,000 through December 31, 1996, $9,500,000 through
   December 31, 1997 and $10,000,000 after January 1, 1998;
   (c) achieve domestic cash flow, as defined, of not less than ($250,000) for the six months ending June 30, 1996, ($1,000,000) for the nine months ending September 30, 1996, and $0 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month; (d) achieve consolidated cash flow, as defined, of not less than $250,000 for the six months ended June 30, 1996, $500,000 for the nine months ended September 30, 1996 and $750,000 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month. At September 30, 1996, the Company was in compliance with all the financial covenants in the Loan Agreement and the lease except with respect to consolidated cash flow, which failure the lender and the Landlord waived.

   Effective October 28, 1996, the lender agreed to make certain Overadvances in excess of the amount available under the Loan Agreement to the Company subject to the following terms and conditions: (a) The aggregate amount of all such Overadvances outstanding at any time shall not exceed the sum of (i) $750,000 during the period ending December 1, 1996, or (ii) $500,000 during the period ending December 31, 1996; (b) All such Overadvances shall be collateralized by the Company's receivables and inventory, (c) bear interest as provided in the Loan Agreement, and (d) shall be repaid in full on or before January 3, 1997.

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

                           8 of 15

5. Long-term Debt and Short-term Borrowings

   Long-term debt consists of the following:
                                             September 30,    December 31,
                                                  1996           1995
  Lease obligation from sale/leaseback
   arrangement, 15 year term with interest
   imputed at 21%                            $ 4,979,000              --

  Mortgage loans payable through
   November 1997, with interest at
   prime plus 1/2% 9.0% at
   December 31, 1995 and fixed
   interest at 9.6%.  Mortgage loan
   was settled February 23, 1996
   as part of financing arrangement
   See Item 2 "Financing"                            --      $ 5,730,000
                                             __________      ___________

                                              4,979,000        5,730,000
  Less current maturities                        54,000          497,000
                                             __________       __________
                                            $ 4,925,000      $ 5,233,000
                                            ===========      ===========

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

  On March 7 and 25, 1994, Axess and the Company's UK
  subsidiary executed subordinated term notes of $150,000
  and $225,000, respectively, due January 1, 1996, bearing
  interest at a rate equal to the British Prime Rate plus
  1.5% (7.75% and 8.25% at December 31, 1995 and 1994,
  respectively).   On March 6, 1996, these subordinated
  term notes were paid in full, including interest of $27,417, for an aggregate amount of $402,417.

7.   1996 Stock Option Plan

  At the 1996 Annual Meeting of Shareholders, the
  Shareholders approved the 1996 Stock Option Plan (the
  "Plan") as adopted by the Board of Directors. Pursuant to the Plan, 250,000 shares of Common Stock have been reserved for issuance. Options will have a maximum term of 10 years and will be granted and exercisable at such time or times as the Compensation Committee shall determine as set forth in the Plan. At September 30, 1996, 145,900 Options were outstanding.

                           9 of 15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three and nine months ended September 30, 1996 increased $1,382,000 and decreased $272,000 (or 15.2% and - 0.9%), respectively, as compared to the corresponding periods in 1995. The increase in revenues for the three-month period represents an increase in the Americas and Europe of $1,286,000 and $394,000 respectively, offset by a decrease in the Far East of$298,000. The decline in revenues for the nine-month period resulted from a decrease in Europe and the Far East of $854,000 and $1,166,000 respectively, offset by an increase of $1,748,000 in the Americas. For the third quarter international sales equaled $6,043,000 or 58% of total sales compared to last year's third quarter sales of $5,948,000 or 66%. For the nine-month period total international sales of $17,981,000 represented 62% of total sales compared to 1995's international sales of $20,001,000 which amounted to 68% of total sales. For both the three- and nine-month periods unfavorable foreign currency trends severely depressed international sales as compared to the corresponding periods last year, particularly in the Far East where currency has reduced the reported level of dollar sales by 19%.

The gross profit percentages for the three and nine months ended September 30, 1996 were 45.2% and 46.5%, respectively, compared to 40.6% and 45.8%, respectively, for the same periods in the prior year.

Operating expenses for the three and nine months ended September 30, 1996 were up $415,000 and $2,589,000 compared to the corresponding periods in the prior year. Included in the nine-month increase is a loss of $2,368,000 on the sale and subsequent leaseback of the Piscataway facility. Both the three- and nine-month period operating expenses were favorably affected by foreign currency trends. These favorable currency trends have helped offset increased levels of advertising, promotion, and development costs associated with new product introductions scheduled in the fourth quarter of this year.

Net interest expense for the three and nine months ended
September 30, 1996 increased by $64,000 and $209,000, respectively, compared to the corresponding periods in the prior year. These increases can be attributed to the imputed interest associated with the sale/leaseback arrangement entered into earlier in the year.

The foreign currency adjustments for the three and nine months ended September 30, 1996 were a loss of $38,000 and $115,000, respectively. The adjustments were primarily due to unrealized translation losses resulting from the: German Mark, Japanese Yen and British Pound against the U.S. Dollar, which were offset by unrealized gains in the French Franc, as well as in Swiss

                          10 of 15

Francs resulting from the Mettler agreement. Foreign currency losses for the three and nine months ended September 30, 1995 were $541,000 and $276,000, respectively. The gains were primarily due to unrealized translation gains resulting from the French Franc, German Mark, Japanese Yen and British Pound against the U.S. Dollar, which were offset by an unrealized loss in Swiss Francs resulting from the Mettler agreement.

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

The Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") in March 1995. FAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. The adoption of FAS 121 did not have a material impact on the Company's financial position or results of operations.

Liquidity and Capital Resources

Management believes that cash generated from operations, funds available under lines of credit, and funds received from Axess's investments, and funds received under its current loan agreement should be sufficient to meet the Company's working capital needs through 1997. Adequacy of cash flows beyond 1996 will depend upon the Company's ability to achieve expected sales volumes to support profitable operations.

Cash Flows from Operations. Net cash used in operating activities during the nine months ended September 30, 1996 was $329,000 a decrease of $534,000 over the same period last year. Net loss for the nine months ended September 30, 1996 was $3,109,000 compared to a loss of $574,000 during the same period last year. The nine month loss includes a non-cash charge of $2,301,000 resulting from the sale/leaseback of the Piscataway facility along with non-cash depreciation and amortization charges of $1,131,000.
During the nine months, accounts receivable increased by $207,000. Prepaid expenses decreased $843,000, primarily due to restricted cash of $1,000,000 required by the Company's previous lender being released. These funds were primarily used to purchase a participating interest in the mortgage on the Company's Piscataway facility, as

                          11 of 15
discussed below. In addition, inventories and accounts payable increased by $2,386,000 and $1,178,000 respectively as inventory levels were replenished to meet forecasted demand. Management continuously monitors inventory levels on a world-wide basis in order to insure that excess inventory is kept to a minimum.

Cash Flows From Investing. Net cash used in investing activities, primarily the purchase of equipment, during the nine months ended September 30, 1996 was $373,000 as compared to $302,000 during the same period in 1995.

Cash Flows From Financing. Net cash used in financing activities during the nine-month period ended September 30, 1996 was $323,000 as compared to $1,744,000 provided during the same period in the prior year. During the nine months the company purchased a participating interest in the mortgage of the Piscataway facility amounting to $866,000 and also repaid $375,000 of short-term debt due to Axess. The Company's net borrowings under its line of credit agreements increased by $935,000 to offset the higher investment in inventory, net of the increase in accounts payable.

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

The Company has working capital lines of credit with certain domestic and foreign banks aggregating $9,295,000 of which approximately $1,170,000 was available at September 30, 1996.

Financing
On February 23, 1996, the Company entered into a sale/leaseback arrangement which is recorded as a financing whereby the Company sold the Company's corporate headquarters and main manufacturing facility, and the 19 acres of real property on which the facility is located (the facility and the real estate being referred to herein as the "Facility") for $6,300,000. Simultaneously with the sale to the Landlord, the Company entered into a long-term lease of the Facility from the Landlord. The initial term of the lease is 15 years, subject to automatic five-year extensions through 2026. Under the terms of the lease, the Company has certain rights of first refusal to

                          12 of 15
purchase the Facility and the right to acquire up to 11 acres of undeveloped real estate constituting a portion of the facility (the "Excess Land") under certain circumstances.

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

                          13 of 15

The Loan Agreement is for a term of three years. Under this agreement the most restrictive financial covenants are (a) maintain, on a consolidated basis, working capital of not less than $6,000,000 through December 31, 1996, $6,500,000 through December 31, 1997 and $7,000,000 after January 1, 1998; (b) the maintenance of minimum adjusted tangible net worth, as defined of at least $8,750,000 through May 31, 1996, $9,000,000 through December 31, 1996, $9,500,000 through December 31, 1997 and $10,000,000 after January 1, 1998; (c) achieve domestic cash flow, as defined, of not less than ($250,000) for the six months ending June 30, 1996, ($1,000,000) for the nine months ending September 30, 1996, and $0 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month; (d) achieve consolidated cash flow, as defined, of not less than $250,000 for the six months ended June 30, 1996, $500,000 for the nine months ended September 30, 1996 and $750,000 for the 12 months ending December 31, 1996 and for the 12 months ending on the last day of each subsequent month. At September 30, 1996, the Company was in compliance with all the financial covenants in the Loan Agreement and the lease except with respect to consolidated cash flow, which failure the lender and the Landlord waived.

Effective October 28, 1996, the lender agreed to make certain Overadvances in excess of the amount available under the Loan Agreement to the Company subject to the following terms and conditions: (a) The aggregate amount of all such Overadvances outstanding at any time shall not exceed the sum of (i) $750,000 during the period ending December 1, 1996, or (ii) $500,000 during the period ending December 31, 1996; (b) All such Overadvances shall be collateralized by the Company's receivables and inventory, and bear interest as provided in the Loan Agreement, and (c) shall be repaid in full on or before January 3, 1997.

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

                          14 of 15

                 PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits:

              10.1   Amended and Restated Employment Agreement dated
                     September 12, 1996 between Alan R. Eschbach and the
                     Registrant
              10.2   Employment Agreement dated September 9, 1996
                     between John C. Fuhrmeister and the Registrant
              10.3   Amended and Restated Employment Agreement dated
                     September 11, 1996 between Ronald F. Garritano and the
                     Registrant
              10.4   Employment Agreement dated September 9, 1996
                     between Matthew Bilt and the Registrant
              27     Financial Data Schedule

   (b)    Reports on Form 8-K:

              None.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




November 14, 1996           By /s/ J C Fuhrmeister
                              _______________________
                                John C. Fuhrmeister
                                Vice President and
                                Chief Financial Officer


                          15 of 15