Form 10-K
period 1996-12-31
RHEOMETRIC SCIENTIFIC INC
filed 1997-05-19
CIK 779164

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K
(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
                    ---------------------------
                                   OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number 0-14617

                              Rheometric Scientific, Inc.
                         -----------------------------------
         (Exact name of registrant as specified in its charter)

         New Jersey                             61-0708419
         ---------------                        ------------
(State or other jurisdiction of      (I.R.S. EmployerIdentification No.)
  incorporation or organization)

    One Possumtown Road, Piscataway, N.J.          08854
   ----------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code  (908) 560-8550
                                               ---------------------

  (Former name, former address, and former fiscal year if changed since last report.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, No Par Value
                    -----------------------------------
                             Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes  X            No
                    -----              -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ]

The aggregate market value of the voting stock held by nonaffiliates of
the registrant as of March 7, 1997: $6,083,014.   (For purposes of this
filing only, all executive officers and directors have been classified as affiliates.)

The number of shares of the registrant's Common Stock outstanding as of March 7, 1997 was 13,161,739.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None
The Exhibit Index appears on page: 35

                                 Part I

    (Items either not applicable or not material have been excluded)


Item I.  Business

                               Background

General
Rheometric Scientific, Inc., and subsidiaries (referred to as "Rheometric" or the "Company"), was incorporated in New Jersey in 1981. The Company's corporate executive offices and principal manufacturing operation is located in Piscataway, New Jersey. Sales offices are located in England, France, Germany, and Japan.

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

In 1993, the Company granted Axess an Option Agreement whereby the Company granted Axess an irrevocable option to purchase 1,630,897 newly-issued shares of Common Stock for $1,000,000. Axess exercised the Option Agreement and converted the aforementioned Subordinated Convertible Debentures into 1,773,390 newly-issued shares of Common Stock in 1993.

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

In October 1996, the Company initiated plans to consolidate all manufacturing of rheology and thermal analysis instruments and engineering functions at its Piscataway, NJ facility. This consolidation, which management believes should result in cost savings, was completed at the end of the first quarter of 1997.



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

Technologies. Each instrument system consists of components, some of which include actuators, which manipulate or impart force upon a sample, while others thermally activate samples using controlled furnaces; sensors, which measure the results of such activities upon the sample; and microprocessors, which analyze such results. The design and manufacture of these components requires expertise in several disparate technologies, including electronics, software, mechanics, machining, and environmental control. Most of the Company's instrument systems contain a microcomputer system developed and manufactured by the Company, which incorporates proprietary expertise in microprocessor applications, data acquisition and analysis, control feedback, and systems development software, including assembly language programming. The Company's laboratory instruments can control motion with high precision, some to within two-millionths of an inch.

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

Patents & Trademarks. The Company currently has patents for the design and manufacture of certain of its instruments and systems. Due to the rapidly changing technology relative to the Company's product lines, the Company does not believe that technological patent protection is significant as a competitive factor. The Company's name and its logo are protected under Federal trademark laws and the Company believes that there is significant value associated with the Company's name.

Seasonal Operations & Backlog. Historically, the Company's sales, (loss) earnings before income taxes, and net (loss) earnings have been cyclical. Typically the quarters ending June and December outperform the quarters ending March and September. This cyclicality is primarily attributable to the capital goods budgeting cycle. Many customers place their orders in the first calendar quarter (after capital budgets have been approved) with delivery in the second calendar quarter due to three- or four- month average delivery times. Moreover, as the fourth calendar quarter approaches, many customers review their annual budgets and determine that they are able to place an order for delivery by the end of December.

Competition. The Company believes that its principal competitors are several domestic and foreign manufacturers, some with greater financial and marketing resources than the Company. The Company competes with these companies and others by offering products of high performance, quality and reliability, backed by service capabilities. The Company believes that technological requirements and high initial capital expenditures represent significant barriers to entry to this market. However, there can be no assurance that a larger company with greater financial resources than the Company will not enter this market at a later date, and that such entry would not have a material adverse impact on the operations of the Company.

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

Employees. At December 31, 1996, the Company had approximately 230 full-time employees worldwide, none of whom is party to a collective bargaining agreement.

Financial Information About Foreign and Domestic Operations and Export
Sales
See Note 10 of Notes to Consolidated Financial Statements.

Item 2.  Properties

The Company leases a 100,000 square foot building on 19 acres of land in Piscataway, New Jersey. This facility presently accommodates the Company's manufacturing, marketing, research and development, and general administrative activities. The Company expects this facility to accommodate its needs for the foreseeable future.

The Company also leases space for use as sales and service centers in various locations overseas. The Company leases an aggregate of approximately 25,000 square feet of space in Epsom, England; Bensheim, Germany; Marne La Vallee, France; and Tokyo, Japan.

Item 3.  Legal Proceedings

There are no known material pending legal proceedings involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters

Common Stock Market Prices and Dividends

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "RHEM." The table below presents the high and low sales prices for each quarter for the years ended December 31, 1996 and 1995.

Since its initial public offering in December 1985, the Company has not paid any cash dividends. The Company's current borrowing arrangements prohibit the payment of cash dividends. At March 3, 1997, there were approximately 181 holders of record of the Company's Common Stock. In addition, there are approximately 900 beneficial holders of Common Stock held in street name.

                         12 Months Ended December 31,
                                 1996                     1995
 QUARTER ENDED              High       Low         High          Low
 March 31                  $2.13      $1.50         $1.50      $1.25
 June 30                    3.25       1.63          1.75       1.38
 September 30               2.24       1.63          3.88       1.38
 December 31                3.13       1.56          2.63       1.38


Item 6.  Selected Financial Data

(In thousands of dollars, except per share data)

                            12 Months Ended  December 31,
                          1996      1995       1994      1993      1992
                                                                 (Unaudited)

Sales                    $41,115    $41,244   $34,571   $26,881   $26,013
Restructuring expense         --         --       (98)    1,400        --
Net (loss) Income         (6,347)       391    (1,463)   (4,550)   (2,480)
(Loss) earnings per share  (0.48)      0.03     (0.12)    (0.73)    (0.61)
Total assets              36,045     40,093    35,110    27,235    28,927
Long-term debt            11,361     10,973     9,403     7,622     9,761


The PL Thermal Sciences Business acquisition has been included as of March 3, 1994.

Commencing January 1, 1993, the Company changed its fiscal year from June 30 to December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

12 Months Ended December 31, 1996 vs. 12 Months Ended December 31, 1995

In the year ended December 31, 1996, the Company achieved sales of $41,115,000 compared to $41,244,000 for the year ended December 31, 1995. The Japanese and European sales decreased by 23% and 3% respectively, while domestic sales increased 20%. International and export sales decreased to 61% of consolidated sales from 66% in 1995. Gross profit for the year ended December 31,1996 was 45.9% of sales, compared to 46.3% for the same period in 1995. This small decrease was due in part to the additional costs incurred relating to the consolidation of all manufacturing at the Piscataway facility.

Operating expenses of $22,692,000 increased by $6,051,000 for the period ended December 31, 1996, compared to the corresponding period in 1995.
Of this amount, $2,368,000 is a one-time charge related to the sale/leaseback transaction and $2,438,000 is related to the write-down of long-lived assets whose value has been deemed impaired. Excluding these one-time charges the increase over the period is $1,245,000. This increase is largely due to salary increases that went into effect in April 1996, severance costs related to the consolidation of engineering at the Piscataway facility, and the favorable effect on 1995 expenses of both recorded gains related to a forward exchange contract, and the capitalization of software development costs.

Interest expense increased $930,000 for the period ended December 31, 1996 compared to the corresponding period in 1995. Approximately $340,000 of this increase is attributable to the amortization of the lease obligation recorded under the sale/leaseback arrangement. The remainder of the increase is a result of carrying higher loan balances throughout the period with slightly higher interest rates. The increase in interest expense is partially offset by an increase in interest income due to interest earned on our mortgage participation.

Net loss for the year ended December 31, 1996 was $6,347,000 compared to net income of $391,000 in 1995. The 1996 results include a one-time charge of $2,368,000 related to the sale/leaseback transaction as well as a one-time charge of $2,438,000 related to the write-down of long-lived assets. Excluding these one-time charges, net income in 1996 was adversely affected by an increase in operating expenses of $1,245,000, an increase in net interest expense of $744,000, and a decrease in gross profit of $232,000. These were offset by a decrease in the currency loss of $302,000.

Backlog as of December 31, 1996 and 1995 was $1,745,000 and $2,073,500,
respectively. The Company expects that all of the items in its backlog will be delivered in the current calendar year.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continually monitors its exposure relating to excess and obsolete inventory and establishes appropriate valuation account. The Company's development efforts generally enhance existing products or relate to new markets for existing technology and, therefore, existing products are generally not rendered obsolete.

The Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") in March 1995. FAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the
carrying value of a Long-Lived asset may not be recoverable.   As a
result of this review, an impairment was recognized relating to the goodwill generated by the acquisition of PL Thermal Sciences Business in 1994 and the intangible asset recorded in connection with the 1995 purchase of the Mettler property rights for the RM180 and the RM260.

In 1994, the Company acquired the PL Thermal Sciences Business (See Note 2 - Acquisition) which included an engineering, manufacturing, sales, and service operation in the United Kingdom. Goodwill of $2,592,000 was recorded and was being amortized over seven years. In late 1995, management reviewed the design of the core thermal products and in early 1996 implemented a plan to redesign the core products and incorporate its new Windowsr95 RSI Orchestrator software. It was determined that these redesigns were necessary to remain competitive. Additionally, in mid 1996, management decided it would be cost effective to consolidate the UK's engineering and manufacturing operations in the United States. As a result of the significant physical change in the product line acquired, management reviewed the recoverability of the carrying amount of the goodwill balance. An evaluation was made of the future cash inflows and outflows related to the thermal products acquired in connection with the aforementioned acquisition. Based on this evaluation, an impairment of $1.7 million was recognized. This loss of $1,742,000 is included in 1996 operating expenses under Impairment of long-lived assets.

In 1995, the Company acquired from Mettler-Toledo AG ("Mettler") the exclusive-worldwide rights for two rheological test instruments, the RM180 and the RM260. The Company recorded an intangible asset of $1,525,000 related to these property rights and was amortizing this asset on a straight-line basis over six years. At the end of 1996, based on the performance of the products over the past year, an evaluation was made of the future cash inflows and outflows of these products. Based on this evaluation, an impairment of $696,000 was realized. The remaining balance of $400,000 will be amortized on a straight-line basis over the remaining four years of the agreement. The loss of $696,000 is included in 1996 operating expenses under Impairment of long-lived assets.

The Company has consulted with its main software provider regarding potential year 2000 problems. The software provider has indicated that the majority of this potential problem has been addressed and the remaining problem area will be addressed via upgrades which will be available prior to the year 2000.

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

Operating expenses of $16,641,000 increased by $767,000 for the period ended December 31, 1995, compared to the corresponding period in 1994. This increase can be attributed to adverse currency trends and a full 12 months of the PL Thermal Sciences Business offset by the capitalization of $306,000 software development costs.

Interest expense remained virtually unchanged in 1995 when compared to 1994, decreasing $7,000. Higher loan balances throughout the period were offset by lower interest rates.

Net income for the year ended December 31, 1995 was $391,000 as compared to a net loss of $1,463,000 incurred in 1994. In 1995, the Company utilized net operating loss carryforwards of approximately $145,000. Net income in 1995 was adversely affected by foreign exchange rates in 1995. Foreign currency transaction and translation losses amounted to $307,000 compared to gains of $584,000 in 1994. Currency transaction losses are attributable principally to the exchange of foreign currency for U.S. dollars in connection with payments made by foreign subsidiaries for purchases from the domestic parent company. Currency translation losses are attributable principally to the conversion of the foreign subsidiaries intercompany liability accounts into U.S. dollars.

Backlog as of December 31, 1995 and 1994 was $2,073,500 and $3,750,300,
respectively. The Company expects that all of the items in its backlog will be delivered in the current calendar year.

Liquidity and Capital Resources

Management believes that the cash generated from operations, Axess's debt financing and funds available under its current loan agreement, should be sufficient to meet the Company's working capital needs for the next year. On February 23, 1996 the Company entered into a three-year Loan and Security Agreement (the "Loan Agreement"). The Loan Agreement provides a working capital revolving credit facility with a maximum available credit of $11,500,000. The amount of available credit is determined by the level of certain eligible receivables and inventories. Adequacy of cash flows generated beyond 1996 will depend upon the Company's ability to achieve expected sales volumes to support profitable operations.

Cash Flows from Operations
Net cash used in operating activities in the fiscal years ended December 31, 1996, 1995, and 1994 was $1,007,000, $590,000, and
$581,000, respectively. The negative cash flow from operations in 1996 was comprised primarily of an increase in accounts receivables and inventories of $1,704,000 and $1,177,000, respectively, as well as a $6,347,000 net loss. The increase in accounts receivable was mainly due to the higher sales volumes achieved in the months of September through December 1996 compared to the same period in the prior year. Inventories have been increased so that the Company is better positioned to meet customer demands for instruments in the first quarter of 1997. The above are offset by the following: a one-time charge of $2,368,000 related to the sale/leaseback transaction, a one-time charge of $2,438,000 related to the write-down of long-lived assets, non-cash depreciation and amortization charges of $1,636,000, a decrease in prepaid expenses and other assets of $808,000, an increase in payable to affiliate of $493,000, and an increase in other non-current liabilities of $280,000.

Cash Flows from Investing
Net cash used in investing activities in the fiscal years ended
December 31, 1996, 1995, and 1994 was $469,000, $373,000, and $212,000,
respectively. During 1996, the Company made capital expenditures of $469,000.

Cash Flows from Financing
Net cash provided by financing activities in the fiscal years ended December 31, 1996, 1995, and 1994, was $586,000, $1,927,000, and
$1,173,000, respectively. The funds provided by financing activities are due to an increase in our short term borrowing of $1,680,000, and an increase in long term notes of $246,000, offset by repayment of short-term debt to affiliate of $375,000 and $965,000 related to the sale/leaseback transaction. The $965,000 is comprised of the following:
$936,000 related to the mortgage participation, $5,763,000 repayment of long-term debt and lease obligation, offset by $5,734,000 net proceeds from the sale/leaseback arrangement. See "Financing" section for a description of the sale/leaseback transaction and the Loan Agreement.

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

The Company had working capital lines of credit with certain domestic and foreign banks. Total borrowings at December 31, 1996 was $7,896,000 with remaining availability of approximately $2,492,000.

Financing

On February 23, 1996, the Company entered into a sale/leaseback arrangement which is recorded as a financing lease whereby the Company sold the Company's corporate headquarters and main manufacturing facility, and the 19 acres of real property on which the facility is located (the facility and the real estate being referred to herein as the "Facility") for $6,300,000. Simultaneously with the sale to the Landlord, the Company entered into a long-term lease of the Facility from the Landlord. The initial term of the lease is 15 years, subject to automatic five-year extensions through 2026. Under the terms of the lease, the Company has certain rights of first refusal to purchase the Facility and the right to acquire up to 11 acres of undeveloped real estate constituting a portion of the facility (the "Excess Land") under certain circumstances.

Simultaneously with the consummation of the sale/leaseback arrangement, the Company entered into the Loan Agreement providing for a working capital revolving credit facility in the amount of $11,500,000. The amount of available credit is determined by the level of certain eligible receivables and inventory. The Company's obligations under the Loan Agreement are collateralized by substantially all of the Company's assets.

The Landlord financed the acquisition of the Facility in part through a
$3,300,000 mortgage loan.   The Company purchased a participating
interest in the Landlord's mortgage loan (the "Mortgage Loan") in the amount of $861,000.

Further, in connection with the sale/leaseback arrangement, the Company issued the following three warrants to acquire shares of its Common Stock, all having an exercise price of $2.00 per share: (1) a warrant to the Landlord to purchase 132,617 shares of Common Stock of the Company, exercisable during the term of the lease; (2) a conditional warrant to the Landlord to purchase 331,543 shares of Common Stock of the Company which shall only be exercisable if the indebtedness owed by Landlord under the Mortgage Loan is repaid prior to February 23, 1997; or if the Landlord is unable to refinance the indebtedness owed under the Mortgage Loan prior to February 23, 1997, solely as a result of environmental contamination relating to the 11 acres of undeveloped real estate constituting a portion of the facility (the "Excess Land"); and (3) a conditional warrant to the Landlord's Lender (the "Lender") to purchase 331,543 shares of Common Stock which shall only be exercisable if the indebtedness owed under the Mortgage Loan by Landlord to Lender is not refinanced prior to February 23, 1997. On February 20, 1997, the Landlord refinanced the Mortgage Loan and the Company's interest in the Mortgage Loan was repaid. On that same day, the conditional warrant to the Landlord to purchase 331,543 shares of Common Stock of the Company became exercisable and the conditional warrant to Lender terminated. The proceeds from the Company's interest in the Mortgage Loan were applied to its revolving credit line.

A portion of the proceeds from the sale of the Facility and the Loan Agreement were used to provide the funds necessary to repay the Company's mortgage indebtedness of approximately $5,700,000 and existing line of credit of approximately $3,000,000.

As a result of the sale of the Facility, the Company recognized a loss on its income statement in the first quarter of 1996 of $2,368,000 because the proceeds of the sale are less than the costs of the Facility as carried on the Company's balance sheets.

Both the Loan Agreement and the Lease Agreement of the Facility contain financial covenants. The most restrictive financial covenants are to (a) maintain, on a consolidated basis, working capital not less than $6,000,000 through December 31, 1996, $6,500,000 through December 31,
1997and $7,000,000 after January 1, 1998; (b) maintain minimum adjusted tangible net worth, as defined, of at least $9,000,000 through December 31, 1996, $9,500,000 through December 31, 1997 and $10,000,000 after
January 1, 1998; (c) achieve domestic cash flow, as defined, of not less than $0 for the 12 months ended December 31, 1996 and for the 12 months ended on the last day of each subsequent month; and (d) achieve consolidated cash flow, as defined, of not less than $750,000 for the 12 months ended December 31, 1996 and for the 12 months ended on the last day of each subsequent month; and (e) a prohibition on dividends.

At September 30, 1996, the Company's bank and lessor waived a covenant violation. Absent these waivers, the Company would have been in violation of the consolidated cash flow covenant.

On April 30, 1997 and May 2, 1997, the Company's lessor and bank, respectively, waived a covenant violation as of the December 31, 1996. Absent these waivers, the Company would have been in violation of the consolidated cash flow covenant.

On May 2, and May 6, 1997, the Company's bank amended the Loan Agreement and the lessor amended the Lease Agreement, respectively, with regard to the covenants relating to domestic and consolidated cash flows in their entirety as follows: (i) Achieve Cash Flow of not less than the amount shown (for the U.S. operations) for the period corresponding thereto:
($750,000) for the three months ended March 31, 1997; ($300,000) for the six months ended June 30, 1997; $0 for the nine months ended September 30, 1997; $0 for the twelve months ended December 31, 1997; and $0 for the last day of each fiscal quarter thereafter for the prior four fiscal quarters; and (ii) Achieve Consolidated Cash Flow of not less than the amount shown for the period corresponding thereto: ($900,000) for the three months ended March 31, 1997; ($500,000) for the six months ended June 30, 1997; $250,000 for the nine months ended September 30, 1997; $750,000 for the twelve months ended December 31, 1997; and $750,000 for the last day of each fiscal quarter thereafter for the prior four fiscal quarters.

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

See Notes 4 and 5 of the Notes to Consolidated Financial Statements for additional information.

Item 8.  Financial Statements and Supplementary Data




Independent Auditor's Report



The Shareholders and Board of Directors
Rheometric Scientific, Inc.:

We have audited the consolidated balance sheets of Rheometric Scientific, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rheometric Scientific, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.









Philadelphia, Pennsylvania
May 8, 1997

              Rheometric Scientific, Inc. and Subsidiaries
                       Consolidated Balance Sheets
(In thousands)
                                                 December 31,
                                          -------------------
Assets                                      1996        1995
                                          ------        ------
Current Assets
   Cash                                 $    486       $  1,364
   Receivables - less allowance for
    doubtful accounts of $224 in
    December 1996 and $398 in
    December 1995                         15,823         14,492
   Inventories, net
      Finished goods                       2,372          2,071
      Work in process                      2,006          1,366
      Assembled components, materials,
       and parts                           5,040          5,142
                                         -------       --------
                                           9,418          8,579
   Prepaid expenses and other assets         764          1,564
                                         -------      ---------

        Total current assets              26,491         25,999
                                        --------      ---------

Property, Plant, and Equipment            15,947         21,348
   Less, accumulated depreciation and
   amortization                            8,844         11,505
                                         -------        -------
     Net property, plant, and equipment    7,103          9,843
Goodwill, net                                100          2,074
Other assets                               2,351          2,177
                                         -------       --------

        Total assets                     $36,045        $40,093
                                          ======         ======

Liabilities and Shareholders' Equity
Current Liabilities
   Short-term bank borrowings           $ 7,896        $  6,424
   Short-term debt - Affiliate               --             375

   Current maturities of long-term debt     110             497
   Accounts payable                       3,750           3,780
   Payable to affiliate                     794             818
   Accrued liabilities                    5,239           4,975
                                        -------        --------
        Total current liabilities        17,789          16,869
                                       --------        --------

Long-term note payable                      246              --
Long-term debt lease obligation           4,857           5,233
Long-term debt - Affiliate                6,258           5,740
Other long-term liabilities               1,519           1,363
                                       --------        --------
        Total liabilities                30,669          29,205
                                       --------        --------
Commitments and Contingencies

Shareholders' Equity
   Common Stock, stated value of
     $.001, authorized 20,000 shares;
     issued and outstanding 13,162
     shares at December 31, 1996 and 1995    13              13
   Additional paid-in capital            25,492          24,759
   Accumulated deficit                  (20,218)        (13,871)
   Cumulative translation adjustment         89             (13)
                                         -------       ---------

        Total shareholders' equity        5,376           10,888
                                         ------         --------

       Total Liabilities &
          Shareholders' Equity          $36,045          $40,093
                                         ======           ======

See Notes to Consolidated Financial Statements



              Rheometric Scientific, Inc. and Subsidiaries
                  Consolidated Statements of Operations


(In thousands, except per share amounts)
                                12 Months Ended December 31,
                                   1996      1995      1994
                                  -------   -------  --------
 Sales                            $41,115   $41,244   $34,571
  Cost of sales                    22,240    22,137    18,974
                                 --------- --------- ---------

 Gross profit                      18,875    19,107    15,597
                                --------- --------- ---------

 Marketing and selling expenses    10,537    10,240     9,560
  Research and development
     expenses                       3,055     2,705     2,480
  General and administrative
     expenses                       3,532     3,115     3,623
 Impairment of long-lived assets    2,438        --        --
 Restructuring expense                 --        --       (98)
  Goodwill amortization                405       327       309
  Intangible amortization              357       254        --
  Loss on sale/leaseback             2,368        --        --
                                 --------- --------- ---------

                                    22,692    16,641    15,874
                                 --------- --------- ---------

 Operating (loss) income            (3,817)    2,466      (277)

  Interest expense                  (1,847)   (1,037)   (1,164)
  Interest expense - Affiliate        (786)     (666)     (551)
  Interest income                      196        10        15
  Foreign currency (loss) gain          (5)     (307)      584
                                  --------   -------   -------

(Loss) earnings before income
   taxes                            (6,259)      466   (1,393)
  Income tax expense                    88        75       70
                                  --------   -------  -------

Net (loss) earnings               $(6,347)  $    391  $(1,463)
                                    ======    ======    ======

Net (loss) earnings per share    $  (0.48)   $  0.03  $ (0.12)
                                    ======    ======    ======

Average number of shares outstanding13,162    13,162    12,284
                                     =====     =====     =====

See Notes to Consolidated Financial Statements



              Rheometric Scientific, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows

(in thousands)                        12 Months Ended December 31
                                       1996         1995          1994
                                      ----------------------------------
Cash Flows from Operating Activities

Net (loss) income                     $ (6,347)   $     391    $ (1,463)

Adjustments to reconcile net (loss)
  income to net cash used in operating
  activities:
   Depreciation and amortization of
    plant and equipment                    874        1,029         992
   Amortization of goodwill                405          327         309
   Provision of slow moving inventory      398          267         517
   Amortization of intangibles             357          254          --
   Loss on sale/leaseback financing      2,368           --          --
   Loss on sale/retirement of property,
    plant, and equipment                     9           93           5
   Unrealized currency (gain) loss        (140)         456        (513)
   Impairment of long-lived assets       2,438           --          --

Changes in assets and liabilities:
   Receivables                          (1,771)      (4,515)        217
   Inventories                          (1,177)         956         118
   Prepaid expenses and other assets       808         (866)        469
   Accounts payable and accrued liabilities224          439        (455)
   Payable to affiliate                    493          668         150
   Other assets                           (226)         (13)       (104)
   Restructuring reserve                    --           --        (823)
   Other non-current liabilities           280          (76)         --
                                       -------       ------       ------
Net cash used in operating activities   (1,007)        (590)        (581)

Cash Flows from Investing Activities:
   Purchases of property, plant,
    and equipment                         (469)       (373)         (230)
   Proceeds from sale of equipment          --          --            18
                                       -------        -----        ------
Net cash used in investing activities     (469)        (373)         (212)

Cash Flows from Financing Activities
   Repayment under old line of
    credit agreement                    (3,020)          --            --
   Borrowings (repayments) under
    new line of credit agreements        4,700           80          (184)
   Repayment of long-term debt/lease
    obligation                          (5,763)        (553)         (678)
   Proceeds from long-term note payable    246           --            --
   Repayment of short-term debt affiliate (375)          --            --
   Proceeds from long-term debt affiliate   --        2,400         2,035
   Net Proceeds from sale/leaseback
    arrangement                          5,734           --            --
Mortgage participation                    (936)          --            --
                                       -------        -----        ------
Net cash provided by financing
  activities                               586        1,927         1,173

Effect of Exchange Rate Changes on Cash     12         (347)          (34)
                                        ------       ------       -------

Net (decrease) increase in cash           (878)         617           346
Cash at beginning of period              1,364          747           401
                                        ------        -----        ------
Cash at end of period                  $   486      $ 1,364       $   747
                                        ======       ======        ======

See Notes to Consolidated Financial Statements

                              Page 14 of 37

              Rheometric Scientific, Inc. and Subsidiaries
             Consolidated Statements of Shareholders' Equity


                                              Additional                Cumulative     Total
(In thousands)                Common Stock     Paid-in   (Accumulated  Translation   Shareholders'
                             Shares  Amount    Capital     Deficit)     Adjustment       Equity
                          ---------  --------  --------- ----------    ----------    -----------
Balance at December 31, 1993    7,912   $   8   $17,618   $(12,799)    $ (69)         $  4,758

Issuance of Common Stock        5,250       5     7,141         --        --             7,146
Net loss                           --      --        --     (1,463)       --            (1,463)
Translation adjustment             --      --        --         --       112               112

Balance at December 31, 1994   13,162      13    24,759    (14,262)       43            10,553

Net Income                         --      --        --        391        --               391
Translation adjustment             --      --        --         --       (56)              (56)

Balance at December 31, 1995   13,162      13    24,759    (13,871)      (13)           10,888

Net Income                         --      --        --     (6,347)       --            (6,347)
Warrants                           --      --       733         --        --               733
Translation adjustment             --      --        --         --       102               102

Balance at December 31, 1996   13,162     $13   $25,492   $(20,218)  $    89           $ 5,376
                               ======     ===    ======    =======    ======   ======

See Notes to Consolidated Financial Statements


Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation and Operations
The consolidated financial statements include the accounts of Rheometric Scientific, Inc., and its wholly-owned subsidiaries (referred to as "Rheometric" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Axess Corporation ("Axess" or the "Affiliate") owns 76.6% of the outstanding shares of the Company's Common Stock as of December 31, 1996.

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

Revenue Recognition
Product sales are recorded upon shipment. Service revenues are recorded as services are performed. Maintenance agreement revenues are recorded on a straight-line basis over the terms of the respective agreements. Service revenues for the years ended December 31, 1996, 1995, and 1994, were $3,820,000, $3,706,000, and $3,623,400, respectively. Deferred revenue relating to maintenance agreements amounted to $896,098 and $1,073,000 at December 31, 1996 and 1995, respectively, and is included in Accrued liabilities in the accompanying Consolidated Balance Sheets.

Inventories
Inventories, consisting of purchased materials, direct labor, and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market. As of December 31, 1996 and 1995 the Company had a reserve of approximately $1,339,000 and $969,000, respectively, for excess and obsolete inventory.

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

The estimated useful lives for each class of fixed assets are as follows:

Buildings                30  years     Office equipment          5-8  years
Assets under direct                    Transportation equipment  3-5  years
   financing lease       15  years     Leasehold improvements      5  years
Machinery and equipment  5-8 years     Assets under capital lease  5  years

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

No provision has been made for U.S. income taxes which would be payable if undistributed earnings of approximately $434,000 as of December 31, 1996 of foreign subsidiaries were distributed to the Company in the form of dividends, since it is management's intention to permanently reinvest such earnings in the related foreign operations.

Goodwill and Intangibles
Goodwill is amortized using the straight-line method over seven years. All other intangibles are amortized using the straight-line method over the respective useful life. (See Accounting for the Impairment of Long-Lived Assets.)

Total accumulated amortization of capitalized software for the year ended December 31, 1996 was $357,000. The unamortized balance of capitalized software development costs totaled $313,000, which is amortized using a three-year useful life. Amortization expense relating to capitalized software development costs for the year ended December 31, 1996 totaled $43,000.

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

Research and Development Costs
Research and development costs are charged to expense as incurred.

(Loss) Earnings per Share
(Loss) earnings per share is computed based on the weighted-average number of common shares outstanding during each year. The (loss) earnings per share calculation does not include shares reserved for outstanding stock options or shares issuable under the warrants, since the effects are anti-dilutive or immaterial.

Cash Flow Information
Foreign currency cash flows have been converted to U.S. dollars at an appropriately weighted-average exchange rate or the exchange rates in effect at the time of the cash flows, where determinable.

Net cash used in operating activities for the years ended December 31, 1996, 1995, and 1994, respectively, reflects cash payments for interest of $2,114,700, $1,165,700, and $1,823,700, and income taxes of $102,700,
$44,300, and $38,000, respectively. The bad debt expense for the years ended December 31, 1996, 1995, and 1994 was $37,600, $182,700, and
$116,900, respectively.

Also see Note 2 for additional non-cash disclosures.

Fair Value of Financial Instruments
The estimated fair value of the Company's debt instruments as of December 31, 1996 approximates the carrying amount. The fair value of the debt instruments is estimated based on the discounted future cash flows using currently available interest rates. The Company's letter of credit instrument is not recognized in the Company's consolidated balance sheet and a reasonable estimate of fair value could not be made.

Concentration of Credit Risk
The Company's product line, consisting of rheological and thermal analytical laboratory instruments, is sold worldwide, principally to large corporations, and research, educational, and governmental institutes. The Company does not require collateral from its customers. The accounts receivable are spread among a number of customers and are geographically dispersed such that in management's opinion credit risk is minimized.

Accounting for the Impairment of Long-Lived Assets
The Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") in March 1995. FAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the
carrying value of a Long-Lived asset may not be recoverable.   As a
result of this review, an impairment was recognized relating to the goodwill generated by the acquisition of PL Thermal Sciences Business in 1994 and the intangible asset recorded in connection with the 1995 purchase of the Mettler property rights for the RM180 and the RM260.

In 1994, the Company acquired the PL Thermal Sciences Business (See Note 2 - Acquisition) which included an engineering, manufacturing, sales, and service operation in the United Kingdom. Goodwill of $2,592,000 was recorded and was being amortized over seven years. In late 1995, management reviewed the design of the core thermal products and in early 1996 implemented a plan to redesign the core products and incorporate its new Windowsr95 RSI Orchestrator software. It was determined that these redesigns were necessary to remain competitive. Additionally, in mid 1996, management decided it would be cost effective to consolidate the UK's engineering and manufacturing operations in the United States. As a result of the significant physical change in the product line acquired, management reviewed the recoverability of the carrying amount of the goodwill balance. An evaluation was made of the future cash inflows and outflows related to the thermal products acquired in connection with the aforementioned acquisition. Based on this evaluation, an impairment of $1.7 million was recognized. This loss of $1,742,000 is included in 1996 operating expenses under Impairment of long-lived assets.

In 1995, the Company acquired from Mettler-Toledo AG ("Mettler") the exclusive-worldwide rights for two rheological test instruments, the RM180 and the RM260. The Company recorded an intangible asset of $1,525,000 related to these property rights and was amortizing this asset on a straight-line basis over six years. At the end of 1996, based on the performance of the products over the past year, an evaluation was made of the future cash inflows and outflows of these products. Based on this evaluation, an impairment of $696,000 was realized. The remaining balance of $400,000 will be amortized on a straight-line basis over the remaining four years of the agreement. The loss of $696,000 is included in 1996 operating expenses under Impairment of long-lived assets.

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

3.  Property, Plant and Equipment

Property, plant and equipment as of December 31 consisted of the following:

                                           1996            1995
                                          -------        -------
Assets under direct financing lease   $ 6,300,000      $       0
Land                                            0        945,000
Buildings                                 133,000     11,167,000
Machinery and equipment                 2,362,000      2,433,000
Office equipment                        5,633,000      5,232,000
Transportation equipment                  205,000        281,000
Leasehold improvements                    461,000        437,000
Assets under capital lease                853,000        853,000
                                      -----------     ----------
                                      $15,947,000    $21,348,000
                                       ==========     ==========


On February 23, 1996, the Company entered into a sale/leaseback arrangement whereby the Company sold the Company's corporate headquarters and main manufacturing facility, and the 19 acres of real property on which the facility is located (the facility and the real estate being referred to herein as the "Facility") for $6,300,000. The transaction was treated as a financing. A lease obligation was recorded and the asset written down to the amount of the proceeds. As a result of the sale, the Company recognized a loss on its income statement of $2,368,000, the differences between the proceeds of the sale and the cost of the facility as carried on the Company's balance sheet. The assets will be amortized over the life of the lease on a straight-line basis. Accumulated amortization on these assets under direct financing was $352,000 as of December 31,1996.

The Landlord financed the acquisition of the Facility in part through a $3,300,000 mortgage loan. The company purchased a participating interest in the Landlord's mortgage loan (the "Mortgage Loan") in the amount of $861,000. The Company's interest in the Mortgage Loan was repaid with yearly interest of 9.625% upon refinancing on February 20, 1997.

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

Assets under capital lease consisted primarily of computer equipment which was purchased at the end of the lease term. As of December 31, 1995, the equipment was fully depreciated with an accumulated depreciation balance of $853,000. The Company's property, plant and equipment are pledged as collateral under the existing lines of credit.

4.  Long-term Debt and Short-term Borrowings

Long-term debt as of December 31 consisted of the following:

                                                1996          1995
                                              -------        ------
Mortgage loans payable through
  November 1997, with interest
  at prime plus 1/2% (9.0% at
  December 31, 1995)
  and fixed interest at 9.6%              $       --    $ 5,730,000

Obligation under sale/leaseback
  payable through February 2011,
  with interest imputed at a weighted-
  average rate of 22.8%                    4,967,000            --

Note payable through November
   1999 with interest at 9.54%               246,000            --
                                           ---------       --------
                                           5,213,000      5,730,000
Less current maturities                      110,000        497,000
                                           ---------      ----------
                                        $  5,103,000    $ 5,233,000
                                           =========       ========

The annual maturities of the long-term note payable are as follows: 1997
- $0, 1998 - $88,000, and 1999 - $158,000.  For details of the lease obligation, see Note 9 - Commitments and Contingencies.

Short-term Borrowings

On February 23, 1996, simultaneously with the consummation of the sale/leaseback arrangement, the Company entered into the Loan Agreement, which provides for a working capital revolving credit facility in the amount of $11,500,000 with an initial three-year term, expiring on February 23, 1999. The amount of available credit is determined by the level of certain eligible receivables and inventory. The Company's obligations under the Loan Agreement are collateralized by substantially all of the Company's assets.

The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under the Loan Agreement. Total borrowings was $7,896,000 with remaining availability of approximately $2,492,000 at December 31, 1996. Borrowings at December 31, 1996 was $4,192,000 with domestic banks and $3,704,000 with foreign banks.

The domestic line of credit bears interest at prime plus 1.5% (9.75% at
December 31, 1996 and 9.5% at December 31, 1995).   Interest rates on the
foreign lines of credit range between 1.9% and 3.0% in Japan and between 6.0% and 6.8% in Europe as of December 31, 1996 and between 1.9% and 3.0% in Japan and between 7.0% and 11.3% in Europe at December 31, 1995. The weighted-average interest rate on short-term debt outstanding was 6.8% and 6.5% as of December 31, 1996 and 1995, respectively.

Both the Loan Agreement and the Lease Agreement of the Facility contain financial covenants. The most restrictive financial covenants are to (a) maintain, on a consolidated basis, working capital not less than $6,000,000 through December 31, 1996, $6,500,000 through December 31,
1997 and $7,000,000 after January 1, 1998; (b) maintain minimum adjusted tangible net worth, as defined of at least $8,750,000 through May 31, 1996, $9,000,000 through December 31, 1996, $9,500,000 through December
31, 1997 and $10,000,000 after January 1, 1998; (c) achieve domestic cash flow, as defined, of not less than ($750,000) for the three months ended March 31, 1996, ($250,000) for the six months ended June 30, 1996, ($1,000,000) for the nine months ended September 30, 1996, and $0 for the 12 months ended December 31, 1996 and for the 12 months ended on the last day of each subsequent month; (d) achieve consolidated cash flow, as defined, of not less than ($850,000) for the three months ended March 31, 1996, $250,000 for the six months ended June 30, 1996, $500,000 for the nine months ended September 30, 1996 and $750,000 for the 12 months ended December 31, 1996 and for the 12 months ended on the last day of each subsequent month; (e) the prohibition of cash dividends or cash distributions to shareholders. .

At September 30, 1996, the Company's bank and lessor waived a covenant violation. Absent these waivers, the Company would have been in violation of the consolidated cash flow covenant.

On April 30, 1997 and May 2, 1997, the Company's lessor and bank, respectively, waived a covenant violation as of the December 31, 1996. Absent these waivers, the Company would have been in violation of the consolidated cash flow covenant.

On May 2, and May 6, 1997, the Company's bank amended the Loan Agreement and the lessor amended the Lease Agreement, respectively, with regard to the covenants relating to domestic and consolidated cash flows in their entirety as follows: (i) Achieve Cash Flow of not less than the amount shown (for the U.S. operations) for the period corresponding thereto:
($750,000) for the three months ended March 31, 1997; ($300,000) for the six months ended June 30, 1997; $0 for the nine months ended September 30, 1997; $0 for the twelve months ended December 31, 1997; and $0 for the last day of each fiscal quarter thereafter for the prior four fiscal quarters; and (ii) Achieve Consolidated Cash Flow of not less than the amount shown for the period corresponding thereto: ($900,000) for the three months ended March 31, 1997; ($500,000) for the six months ended June 30, 1997; $250,000 for the nine months ended September 30, 1997; $750,000 for the twelve months ended December 31, 1997; and $750,000 for the last day of each fiscal quarter thereafter for the prior four fiscal quarters

The Loan Agreement also provides certain letters of credit facilities for operations of the Company's foreign subsidiaries.

The Company's lines and letters of credit are subject to acceleration in the event that there is a material and adverse change in the condition or affairs, financial or otherwise, of the Company which in the reasonable opinion of the lender impairs the lender's collateral or increases its risk so as to jeopardize the repayment of the obligations.

5.  Long-term Debt and Short-term Debt - Affiliate

Long-term debt - affiliate as of December 31 consisted of the following:

                                                 1996            1995
                                                ------          ------
Two subordinated term notes with
interest equal to the British Prime
plus 1.5% (7.75% at December 31, 1995)
due April 30, 1996                          $       --     $   375,000

Subordinated term note due
February 28, 1999 with interest at 12%
per annum                                    6,258,000       5,740,000
                                             6,258,000       6,115,000
Less current maturities                             --         375,000
                                          ------------     -----------
                                           $ 6,258,000     $ 5,740,000
                                             =========       =========

On March 7, and 25, 1994, Axess and the Company's UK subsidiary, executed subordinated term notes of $150,000 and $225,000, respectively, due January 1, 1996, bearing interest at a rate equal to the British Prime Rate plus 1.5%. On March 6, 1996, these subordinated term notes were paid in full, including interest of $27,417, for an aggregate amount of $402,417.

The Company and Axess executed various subordinated term loans during the years ended December 31, 1993, 1994 and 1995 aggregating $5,740,000. On February 23, 1996, Axess and the Company consolidated all of the outstanding notes and deferred interest amounting to $517,972 into a new subordinated note for an aggregate amount of $6,257,972. The new note bears interest at 12% payable monthly and is due February 28, 1999. Payment of interest is contingent upon cash flow availability.

6.  Income Taxes

The components of deferred tax assets and (liabilities) as of December 31 consisted of the following:

                                                       1996         1995
                                                    ---------     ---------
  Inventory reserves, inventory capitalization, and
     intercompany profit in inventory              $1,012,000   $   858,000
  Other                                             1,140,000       985,000
  Net operating loss carryforwards                  6,191,000     4,730,000
  Research and development and other tax
     credit carryforwards                           1,025,000     1,015,000
                                                  -----------   -----------
  Gross deferred tax assets                         9,368,000     7,588,000
                                                  -----------   -----------
  Gross deferred tax liabilities                    (  73,000)     (475,000)
                                                  -----------   -----------
  Net deferred tax asset before valuation
     allowance                                      9,295,000     7,113,000
  Valuation allowance on deferred tax assets       (9,295,000)   (7,113,000)
                                                  -----------   -----------
  Net deferred tax asset                          $        --   $        --
                                                    =========     =========

A valuation allowance is established when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

At December 31, 1996, the Company had domestic net operating loss carryforwards for income tax purposes of approximately $11,242,000 which expire in 2005 through 2011 and foreign loss carryforwards of approximately $5,526,000, a portion of which may be carried forward indefinitely. The Company also has other tax credit carryforwards aggregating approximately $1,001,000 at December 31, 1996, which expire in 1998 through 2010.

The change in ownership resulting from the August 21, 1992 sale of Common Stock and a subordinated convertible debenture (see Note 7) will result in a limitation on future annual utilization of domestic tax credits and net operating losses, pursuant to Internal Revenue Code Sections 382 and 383.

(Loss) income before income taxes as of December 31 consisted of the following:

                                    1996          1995            1994

Domestic                      $ (4,157,000)    $  34,000      $(1,022,000)
Foreign                         (2,102,000)      432,000         (371,000)
                               $(6,259,000)     $466,000      $(1,393,000)

The components of income tax expense for the years ended December 31 consisted of the following:


                                 1996        1995          1994
                               -------     -------       -------
Federal:
     Current                   $    --     $    --       $    --
     Deferred                       --          --            --

                                    --          --            --

Foreign:
     Current                    83,000       72,000       63,000
      Deferred                      --           --           --

                                83,000       72,000       63,000

State:
     Current                     5,000        3,000        7,000
     Deferred                       --           --           --

                                 5,000        3,000        7,000

                            $   88,000    $  75,000   $   70,000
                             =========    =========    =========

The Company's effective tax rate varies from the statutory federal tax rate as of December 31 as a result of the following:

                                  1996           1995             1994
                                 -------        ------           ------
Computed statutory income
  tax (benefit) provision     $(2,128,000)      $158,000       $(474,000)
State income taxes, net  Federal
  tax benefit                       3,000          2,000           5,000
Foreign taxes                      11,000          9,000          36,000
Utilization of net operating losses    --       (146,000)             --
Effect of loss carryforwards not
  recognized                    2,195,000         42,000         340,000
Goodwill and other nondeductible
  acquisition costs                    --          2,000         146,000
Other                               7,000          8,000         (17,000)
                                $  88,000     $   75,000      $   70,000

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

The 1986 Incentive and Non-Qualified Stock Option Plan (the "1986 Plan") provided for the issuance of a maximum of 110,000 shares of Common Stock as either "Incentive Stock Options" or "Non-Qualified Stock Options." No options under the Plan have been exercised. On October 25, 1995, all outstanding Options under the 1986 Plan expired. Under the 1986 Plan, no
Options may be granted after September 12, 1996.   On February 5, 1996,
the Board of Directors terminated the 1986 Plan.

At the 1996 Annual Meeting of Shareholders, the Shareholders approved the 1996 Stock Option Plan (the "1996 Plan") as adopted by the Board of Directors on February 5, 1996. Pursuant to the 1996 Plan, 250,000 shares of Common Stock have been reserved for issuance. Options will have a maximum term of 10 years and will be granted and exercisable at such time or times as the Compensation Committee shall determine. On June 20, 1996, the Board of Directors granted a total of 146,400 options to certain executives and key employees. As of December 31, 1996, there were 104,100 shares reserved for issuance under the 1996 Plan. The weighted average stock option price and weighted average term for options granted in 1996 was $1.75 and 10 years, respectively.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $14,446, or $.001 per share. The fair value of the options granted during 1996 is estimated as $115,568 on the date of grant using the Black-Scholes option-pricing model with the following: risk-free interest rate of 6.67%, expected volatility of 50.48%, and an expected life of four years.

The 1996 Plan provides for the granting of options to certain key employees. Options outstanding under the Company's 1996 Plan (i) are granted at prices which equate to the market value of the stock on the date of grant, (ii) vest ratably over a four year service vesting period beginning one year from grant date, and (iii) expire ten years subsequent to award.


                                 Stock Options

                                                  Stock Options
                                   Shares           Price Range
1986 Stock Option Plan

Balance at December 31, 1993         49,025      $1.75 -  $5.23
Canceled - 1986 Plan                (10,250)     $1.75 -  $5.23
Expired - 1986 Plan                 (20,075)         $5.23
                                 ----------

Balance at December 31, 1994         18,700          $5.00
Canceled - 1986 Plan                      0          $5.00
Expired - 1986 Plan                  18,700          $5.00
                                  ---------

Balance at December 31, 1995              0
                                 ----------

1996 Stock Option Plan

Balance at June 20, 1996            146,400          $1.75
Canceled - 1996 Plan                    500          $1.75
Expired - 1996 Plan                       0          $1.75
                                -----------

Balance at December 31, 1996        145,900          $1.75
                                ===========

Additionally, during 1994 the Company granted an option to purchase 300,000 shares of Common Stock to an employee, at an option price of $1.03 per share (fair value at date of grant). On June 14, 1994, 200,000 shares were canceled upon termination of employment. The former employee continues to have an option to purchase 100,000 shares which expires in 2001.

In connection with the sale/leaseback arrangement, the Company issued the following three warrants to acquire shares of its Common Stock, all having an exercise price of $2.00 per share: (1) a warrant to the Landlord to purchase 132,617 shares of Common Stock of the Company, exercisable during the term of the lease; (2) a conditional warrant to the Landlord to purchase 331,543 shares of Common Stock of the Company which shall only be exercisable if the indebtedness owed by Landlord under the Mortgage Loan is repaid prior to February 23, 1997; or if the Landlord is unable to refinance the indebtedness owed under the Mortgage Loan prior to February 23, 1997, solely as a result of environmental contamination relating to the 11 acres of undeveloped real estate constituting a portion of the facility (the "Excess Land"); and (3) a conditional warrant to the Landlord's Lender (the "Lender") to purchase 331,543 shares of Common Stock which shall only be exercisable if the indebtedness owed under the Mortgage Loan by Landlord to Lender is not refinanced prior to February 23, 1997. On February 20, 1997, the Landlord refinanced the Mortgage Loan and the Company's interest in the Mortgage Loan was repaid. On that same day, the conditional warrant to the Landlord to purchase 331,543 shares of Common Stock of the Company became exercisable and the conditional warrant to Lender terminated. The proceeds from the Company's interest in the Mortgage Loan were applied to its revolving credit line.

8.  Employee Benefit Plans

The Company has a 401(k) Savings and Investment Retirement Plan (the "401(k) Plan") under which the Company matches a portion of the employees' salary deduction contributions. Substantially all domestic employees are eligible to participate in the 401(k) Plan. Contributions by the Company were $140,000, $129,000, and $124,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company's foreign subsidiaries also sponsor employee retirement plans. The expense recorded by the Company for such plans was insignificant for the years ended December 31, 1996, 1995, and 1994. The Company does not sponsor any post-retirement health, life insurance, or related benefit plans, nor any significant post-employment benefit plans.

9.  Commitments and Contingencies

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment, principally data processing. Real estate taxes, insurance, and maintenance expenses are normally obligations of the Company. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. It is expected that, in the normal course of business, the leases will be renewed or replaced by similar leases. Rent expense was $760,000, $857,000, and $1,105,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

On February 23, 1996, the Company entered into a sale/leaseback arrangement which is recorded as a financing on its facility in Piscataway, New Jersey. As a result of this transaction, the Company is committed to a 15-year lease with an initial annual payment of $1,180,000 payable quarterly. The facility lease is treated as debt for financed reporting purposes. See Note 4 - Long-term Debt.

The minimum commitments under noncancellable leases consisted of the following at December 31, 1996:

                                                        Direct
                                        Operating       Financing
      Year                              Leases          Lease
------------------------                --------        ---------

     1997                               $631,000         $867,000
     1998                                343,000          805,000
     1999                                316,000          805,000
     2000                                253,000          805,000
     2001                                223,000          805,000
            Thereafter                 2,783,000        7,385,000
                                 ---------------    --------------

Total minimum lease payments          $4,549,000       11,472,000
Less amounts representing interest                      6,505,000
                                                   ---------------

Total lease obligation                                  4,967,000
                                                   ---------------
Current maturities                                        110,000
                                                   ---------------

Long term lease obligation under refinancing          $ 4,857,000
                                                      ===========

On February 20, 1997, the Company's annual lease payment was reduced to $805,000 payable monthly for the remaining life of the lease. The lease is subject to an annual CPI adjustment which is capped at 3% per year. This decrease was the result of the Landlord refinancing the mortgage on the property.

At December 31, 1996 and 1995, the Company was contingently liable with respect to certain trade receivables of foreign subsidiaries amounting to approximately $1,001,000 and $1,155,000, respectively, which have been sold, with recourse, to banks. During the fiscal years ended December 31, 1996, 1995, and 1994, approximately $3,205,000, $5,276,000, and
$5,039,000, respectively, of trade receivables were sold, with recourse, to banks.

In September 1996, the Company amended and restated certain employment agreements and entered into employment agreements with certain key management executives. The contracts expire on June 30, 1997 and will continue thereafter on a year-to-year basis. The minimum obligation under these contracts aggregates approximately $492,352 per year. Additionally, the Company has entered into consulting agreements. The minimum obligation under the terms of the consultancy agreements is $45,000. The Company entered into a 15-year royalty agreement in August 1991 for the Elongational Rheometer Products. This royalty agreement is based on sales of the product.

In the ordinary conduct of its business, the Company may be party to litigation. At December 31, 1996, in the opinion of management, there are no matters pending or threatened which would have a material adverse effect on the consolidated financial position or results of operations of the Company.

10.  Foreign Operations and Geographic Information

Information concerning sales, operating (loss) income, and identifiable assets by geographic area and foreign operations for the years ended December 31 are presented below (in $'000s):

                       1996       1995        1994
                      -------    -------     -------
Sales:

Domestic         $   17,694  $   14,782   $   14,878
Europe               14,577      15,029       12,055
Japan                 8,844      11,433        7,638
                 ----------  ----------   ----------

Consolidated     $   41,115  $   41,244   $   34,571
                   ========    ========    =========

Operating (loss) income:

Domestic         $   (3,913) $    1,604   $       80
Europe                 (256)        281         (585)
Japan                   352         581          228
                 ----------   ----------  ----------

Consolidated     $   (3,817) $    2,466   $     (277)
                  =========    =======     ========

Identifiable assets:

Domestic         $    25,025 $   29,035   $    24,739
Europe                 7,539      6,066         6,774
Japan                  3,481      4,992         3,597
                 ----------- ----------  -------------

Consolidated     $    36,045 $   40,093   $    35,110
                    ========   ========     ========

Sales from domestic operations to foreign subsidiaries amounted to $9,078,000, $9,428,000, and $7,574,000 for the years ended December 31,
1996, 1995, and 1994, respectively. Such sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk, and other factors. Included in domestic sales are export sales of $1,731,000, $555,000, and $628,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

11. Property Rights Acquisition

On January 1, 1995, the Company acquired from Mettler-Toledo AG
("Mettler") the exclusive, worldwide rights for two rheological test instruments, the RM180 and RM260, that serve the coatings, paints, biological fluids, cosmetics, and lubricants industries.

The Company has established a distribution network while Mettler continues to manufacture the two instruments and maintain necessary levels of spare parts. After completion of the transition phase, which is anticipated to be approximately two to three years, the Company will assume responsibility for the manufacturing, sales, and service of the two products.

The Company recorded an intangible asset of $1,525,000, included in other assets, related to the property rights acquired. The intangible asset was amortized using the straight-line method over six years. In the fourth quarter of 1996, an impairment loss of $696,000 was recognized. (See Note 1 - Accounting for the Impairment of Long-Lived Assets.)

 The original cost of the property rights was 2,500,000 Swiss Francs or $1,905,500 U.S. dollars.
During the transition phase, the Company will pay Mettler for manufacturing the products plus a 10% royalty payment on sales. After the Company assumes manufacturing, Mettler will receive quarterly royalty payments based upon a percentage of sales or a minimum payment formula. Beginning in 1995, interest accrues on the unpaid balance at 6% per annum. The original cost of $1,905,500 was adjusted for anticipated interest costs to arrive at total estimated payments of $2,225,539. This amount was discounted using a 12.9% effective rate of interest. The Company recorded a liability of $1,525,000, included in other long-term liabilities. The discount is being amortized over a six-year period using the interest method. The liability balance at December 31, 1996 is $1,818,000.

12.  Related Parties

Mr. Robert E. Davis became president and CEO of the Company on September 20, 1993. He was compensated by Axess Corporation through December 31, 1993. Effective January 1, 1994, the Company and Axess verbally agreed that the Company will pay to Axess a management fee, equal to $150,000 per year for Mr. Davis's services paid by Axess. The amount included in payable to affiliate at December 31, 1996 and 1995 for said services is $450,000 and $300,000, respectively.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

Executive Officers. Officers of the Company are appointed to serve, subject to the discretion of the Company's Board of Directors, until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

The following is a list of names and ages of all the executive officers of the Registrant, as of December 31, 1996, indicating all positions and offices held with the registrant by each such person and each such person's principal occupations or employment during the past five years.

                         Age as of
Name                  March 3, 1997             Offices and Positions Held
---------                  -------------------     ----------------------

Robert E. Davis    65      President and Chief Executive Officer since
                               September 20, 1993 and a Director since
                            October  1992.  Managing Director of Axess
                            Corporation since its inception in 1991;
                            prior thereto served as president and chief operating officer (1983-1991) of Sequa Corporation, a diversified, multinational, specialty chemical, transportation, aerospace and various financial services and manufacturing company formerly known as Sun Chemical Corporation.

Alan R. Eschbach            50   Executive Vice President, Chief Operating
                            Officer since November 10, 1994; prior
                            thereto, Vice President, Domestic &
                            International Sales & Marketing since October
                            1988. Mr. Eschbach has been an officer of the Company since February 1982.

John C. Fuhrmeister         46   Vice President, Finance &
                            Administration and Chief
                                      Financial Officer since November
                            10, 1994 and   Assistant Secretary since
                            November 17, 1993;   prior thereto Vice
                            President of Finance and   Controller from
                            May 3, 1994 to November 10,   1994; and
                            Controller from October 1989 to May 3,
                            1994.

                         Age as of
Name                  March 3, 1997             Offices and Positions Held
--------         -------------------     -----------------------------------

Ronald F. Garritano         58   Vice President, Technology since June
                                      1992, Vice President of Engineering
                                      since July 1977.


Matthew Bilt                54   Vice President, Human Resources since
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



                             Principal Occupation or Employment
                            During the Past Five Years and Office
                                                                  Director
Name                Age     (if any) Held in the Company            Since
--------           -----    ----------------------------       ------------

Robert E. Davis      65  Chairman of the Board, since June 22, 1995,   1992
                         President and Chief Executive
                         Officer since September 20,
                         1993.  Managing Director, Axess
                         Corporation since its inception
                         in 1991; prior thereto served as
                         president and chief operating
                         officer (1983-1991) of Sequa
                         Corporation, a diversified,
                         multinational, manufacturing
                         company formerly known as Sun
                         Chemical Corporation; and a
                         Director of USF&G Corp. a surety
                         company, and a Director of H&R
                         Block Corp., a personal services
                         company.

Leonard Bogner     56 President, Bogner Business Consultants,        1995
                     Inc. since formation in November
                     1994; prior thereto, Senior
                     Chemicals Research Department
                     Analyst, Prudential Securities
                     Brokerage Firm, from May 1986 to
                     October 1994.

Alexander F. Giacco  77  Managing Director, Axess Corporation        1993
                       since its inception in 1991; prior thereto
                     Chairman of the Board of Directors
                     of HIMONT Incorporated, a plastics
                     manufacturing company, since its
                     formation (1983-1991), and served
                     as CEO (1987-1990); and a Director
                     of Marvin & Palmer Associates,
                     Inc., a portfolio management firm.
                     Mr. Giacco is the father of Richard
                     J. Giacco.

Richard J. Giacco    44   Vice President and General Counsel,        1992
                        Axess Corporation since its
                     inception in 1991; prior thereto served as associate general counsel for Safeguard Scientifics, Inc., a computer software and electronics company since 1985.
                     Mr. Giacco is the son of Alexander F. Giacco.

                            Principal Occupation or Employment
                            During the Past Five Years and Office    Director
Name                 Age     (if any) Held in the Company              Since
--------             -----  ----------------------------------     ----------

R. Michael Hendricks  59   President, Axess Corporation since            1992
                             its inception in 1991; prior thereto
                             served as president and chief operating
                             officer of HIMONT Incorporated, a plastics manufacturing company, since 1983.

Robert K. Prud'homme  49   Professor of Chemical Engineering at          1981
                             Princeton University since 1978;
                             Consultant to FMC, Inc.,  Dow
                             Chemical Company and DuPont, Inc.



Item 11.  Executive Compensation

The following table sets forth a summary of all compensation paid or accrued by the Company for services rendered during the 12-month periods ended December 31, 1994, 1995, and 1996, to the Company's chief executive officer and the four most highly compensated executives of the Company whose aggregate salary and bonus exceeded $100,000 for the 12-month period ended December 31, 1996 (the "Named Executive Officers"):


                         Executive Compensation

                                                                 Long Term
                              Annual Compensation               Compensation
                                                                    Awards
                                                   All
                                                  other            Securities
Name and                       Salary           Compensation     Underlying
Principal Position    Year      ($)   Bonus    ($)       (1)       Options
------------------   ------    -----  ------   ------------  ---------------         --------------

Robert E. Davis (2)     1996  150,000      0               0           0
Chief Executive Officer 1995  150,000      0               0           0
and President           1994  150,000      0               0           0


Alan R. Eschbach        1996  161,313      0           3,289      28,000
  Executive Vice        1995  153,948  4,996           3,150
  President,Chief       1994  140,627      0           2,728
  Operating Officer

Ronald F. Garritano        1996  144,687     0         2,889      18,000
Vice President, Technology 1995  140,658 3,293         2,809
                           1994  137,314     0         2,731

John C. Fuhrmeister        1996  124,363     0         2,430      18,000
Vice President, Finance &  1995  121,047  2,770        1,986
  Administration           1994   98,434     0         2,086      18,000

Matthew Bilt               1996  115,582     0    1,425            9,400
Vice President, Human      1995  114,423 2,585    1,386
 Resources                 1994  102,537     0    1,830

--------------------------------------
(1)   Company  contributions under the Savings and Investment  Retirement
  Plan.

(2)  Mr. Davis became president and CEO of the Company on September 20,
  1993.  He was compensated by Axess Corporation through December 31, 1993.
  Effective January 1, 1994, Rheometric and Axess verbally agreed that
  Rheometric will pay to Axess a management fee, equal to $150,000 per year, for said services. See Item 13. Certain Relationships and Related
  Transactions.



Stock Option Grants
The following table contains information concerning the grant of stock options under the 1996 Plan to the Named Executive Officers as of the end of the last fiscal year.


          Option Grants in Last Fiscal Year - Individual Grants

               Number of
               Securities  Percent of
               Underlying  Total Options                       Grant
               Options     Granted to   Exercise               Date
               Granted    Employees in  Price     Expiration   Present
Name           (#) (1)    Fiscal Year  ($/Sh) (2) Date         Value (3)
---------   ------------- -----------------------  --------- -------------

Alan R. Eschbach       28,000   19.2%   $1.75    06-20-06   $22,708
John C. Fuhrmeister    18,000   12.3%   $1.75    06-20-06   $14,598
Ronald F. Garritano    18,000   12.3%   $1.75    06-20-06   $14,498
Matthew Bilt            9,400    6.4%   $1.75    06-20-06   $ 7,623

------------------------------
(1)  Options become exercisable in four equal annual installments beginning June 20, 1997.
(2)  Based on the highest closing price of Common Stock reported on the
  Nasdaq Stock Market on the day of grant, or if no sale of Stock had been made on such day, on the next preceding day on which any such sale shall have been made.
(3)  The dollar amounts under this column are the result of calculations based on the Black-Scholes option pricing model with the following:  risk-
free interest rate of 6.67%, expected volatility of 50.48%, and an expected life of four years.

Options Exercises and Holdings

The following table sets forth information with respect to the Named
Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the last fiscal year.

Aggregated Option Exercises in Last Fiscal year and FY-End Option Values

                    Number of Securities             Value of Unexercised
                    Underlying Unexercised      In-the-Money Options at
                    Options at 12-31-96 (#)          12-31-96 ($) (2)
                    Exercisable  Unexercisable    Exercisable
Unexercisable

Alan R. Eschbach        0  28,000           0  $5,250
John C. Fuhrmeister     0  18,000           0  $3,375
Ronald F. Garritano     0  18,000           0  $3,375
Matthew Bilt            0   9,400           0  $1,763
______________
(1)  Market value on the date of exercise of shares covered by options exercised, less option exercise price.
(2)  Market value of in-the-money shares on December 31, 1996 ($1.9375), less option exercise price.


Stock Options

The Company currently has a Non-Qualified Stock Option Plan (the "1996
Plan").   The 1996 Plan was adopted by the Board of Directors in February
1996 and approved by the shareholders in June 1996.  During the 12-month period ended December 31, 1996, 145,900 stock options were granted.



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

Employment Agreements. The Company amended and restated written employment agreements with Messrs. Eschbach, and Garritano in September
1996. In addition, the Company entered into written employment agreements with Messrs. Bilt and Fuhrmeister. Under these agreements, base annual salary is $149,100 for Mr. Eschbach, $131,082 for Mr.
Garritano, $110,250 for Mr. Fuhrmeister and $101,920 for Mr. Bilt, all subject to discretionary increase by the Board of Directors. The employment agreements have an initial term of one year and can be continued from year to year thereafter.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to persons known by the Company, as of March 3, 1997, to be the beneficial owners of more than 5% of outstanding Common Stock.

Unless otherwise indicated, each such person has sole voting and dispositive power over the shares indicated.

      Name and Address               No. of Shares          Percent
      ---------------------------
Axess Corporation                  10,076,257         76.6%
  100 Interchange Blvd.
  Newark, Delaware 19711-3549

Mary Diehl                            723,236          5.5%
  13 Beverly Dr.
  Belle Mead, New Jersey

Dr. Joseph M. Starita                 751,635          5.7%
  20553 State Route 245
  Marysville, OH  43040-0648


Security Ownership of Management

Rheometric Scientific, Inc. Common Stock Ownership

The following table sets forth information as of March 3, 1997 with respect to shares of Common Stock beneficially owned by each director and named executive officer (see "Item 11. Executive Compensation") of the Company and by all directors and Named Executive Officers as a group.





                                         No. of Shares
     Name and Title                    Beneficially Owned (1)      Percent
 ----------------------        ------------------------------    ---------

Robert E. Davis, Chief Executive Officer, Director    5,000            *
Leonard Bogner, Director                                 --           --
Alexander F. Giacco, Director                         35,000 (2)       *
Richard J. Giacco, Director                            3,000 (3)       *
R. Michael Hendricks, Director                         3,000           *
Robert K. Prud'homme, Director                            --          --
Matthew Bilt, Vice President Human Resources           2,000           *
Alan R. Eschbach, Executive Vice President             2,240           *
John C. Fuhrmeister, Vice President, Finance &
 Administration                                           --          --
Ronald F. Garritano, Vice President, Technology        3,735           *
All directors and executive officers as
 a group (10 persons)                                 53,975           *


-----------------------------------
* Denotes less than 1% of the outstanding shares of Common Stock.
(1)    In accordance with Rule 13d-3 under the Securities Exchange Act of 1934 ("1934 Act"), a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock (1) over which he or she has or shares voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days from March 3, 1997.  "Voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.  All persons shown in the table above have sole voting and investment power, except as otherwise indicated.
 (2)    Includes beneficial ownership of 10,000 shares held as  custodian for grandchildren.
 (3)     Includes  beneficial  ownership  of  1,000  shares  held  in  an investment  partnership for the benefit of his children and managed  by
  Mr. Giacco.
Axess Corporation Common Stock Ownership

The following table sets forth information as of March 3, 1997 with respect to shares of Axess Corporation Common Stock beneficially owned by directors and Named Executive Officers of Rheometric Scientific, Inc.:

                                        No. of Shares
 Name and Title                       Beneficially Owned (1)        Percent

Robert E. Davis, Chief Executive Officer, Director   469,565          21.6%
Alexander F. Giacco, Director                        469,565 (2)      21.6%
Richard J. Giacco, Director                           46,957           2.6%
R. Michael Hendricks, Director                       187,826 (3)       8.6%

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

Mr. Robert E. Davis became president and CEO of the Company on September
20, 1993.  He was compensated by Axess Corporation through December 31,
1993. Effective January 1, 1994, the Company and Axess verbally agreed that the Company will pay to Axess a management fee, equal to $150,000 per year. Included in accrued liabilities at December 31, 1996 is $450,000 for said services.

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

     (3)    Exhibits (numbered in accordance with Item 601 of Regulation
           S-K).

       3.1 Certificate of Incorporation of the Registrant, as Amended,
           incorporated by reference to Exhibit 3.1 to the Company's
           Quarterly Report on Form 10-Q for the period ended March 31,
           1995 (File No. 0-14617).
       3.2 By-Laws of the Registrant, as Amended, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1993 (File No. 0-
           14617).
       4.1 Specimen Certificate representing Common Stock of the
           Registrant, incorporated by reference to the exhibits to the
           Company's Registration Statement on Form S-1, File No. 33-807
           filed on October 10, 1985.
       4.2 Common Stock Purchase Agreement between Axess
           Corporation and the Company, incorporated by reference to the exhibits to the Company's Proxy Statement relating to the
           l994 Annual Meeting of Shareholders.
       4.3 Warrant to Purchase 132,617 shares Common Stock of
           Rheometric Scientific,  Inc. issued to RSI (NJ) QRS 12-13,
           Inc., incorporated by reference to Exhibit 1 to the Company's
           Current Report on Form 8-K dated February 23, 1996 (File No.
           0-14617).
       4.4  Warrant to Purchase 331,543 shares of Common Stock of Rheometric
           Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 2 to the Company's Current Report on Form
           8-K dated February 23, 1996 (File No. 0-14617).
       4.5 Warrant to Purchase 331,543 shares of Common Stock of Rheometric
           Scientific, Inc. issued to NatWest Bank, N.A., incorporated by reference to Exhibit 3 to the Company's Current Report on Form
           8-K dated February 23, 1996 (File No. 0-14617).
      *4.6 Rheometric Scientific, Inc. 1996 Stock Option Plan,
           incorporated by reference to Exhibit 4.3 to the Company's
           Quarterly Report on Form 10-Q for the period ended June 30,
           1996 (File No. 0-14617).
     *10.1 Amended and Restated Employment Agreement between Alan
           R. Eschbach   and the Company, incorporated by reference to
           Exhibit 10.1 to the Company's Quarterly  Report on Form 10-Q
           for the period ended September 30, 1996 (File No. 0-14617).
     *10.2 Employment Agreement between John C. Fuhrmeister and the
           Company, incorporated by reference to Exhibit 10.2 to the
           Company's Quarterly Report on Form 10-Q for the period ended
           September 30, 1996 (File No. 0-14617).
     *10.3 Amended and Restated Employment Agreement between
           Ronald F. Garritano and the Company, incorporated by
           reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File
           No. 0-14617).



    *10.4  Employment Agreement between Matthew Bilt and the
           Company, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended
           September 30, 1996 (File No. 0-14617).
     10.5  Loan and Security Agreement with Fleet Capital
           Corporation dated February 23, 1996, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
     10.6  Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and
           Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current
           Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
     10.7 Revolving Credit Facility Note - Fleet Capital Corporation, incorporated by reference to Exhibit 6 to the Company's Current
           Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
     10.8  Subordination Agreement between Axess Corporation and Fleet
           Capital Corporation, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K dated December 31, 1995
           (File No. 0- 14617).
     10.9  Subordination Agreement between Axess Corporation and RSI (NJ)
           QRS 12-13, Inc., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated December 31, 1995
           (File No. 0-14617).
    10.10  Amended and Restated Subordinated Unsecured Working Capital
           Note - Axess Corporation, incorporated by reference to Exhibit
           10.28 to the Company's Annual Report on Form 10-K dated
           December 31, 1995 (File No. 0-14617).
    10.11  Purchase Agreement NatWest Bank NA and Rheometric Scientific,
           Inc., incorporated by reference to Exhibit 10.29 to the Company's
           Annual Report on Form 10-K dated December 31, 1995
           (File No. 0-14617).
    10.12  First Amendment to Lease Agreement dated June 10, 1996 between
           RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc.
    10.13 Second Amendment to Lease Agreement dated February 20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc.
    10.14  Amendment Letter dated May 2, 1997 by Fleet Capital
           Corporation, amending Sections 9.1(J) and 9.3(D) of the Loan and Security Agreement dated February 23, 1996.
    10.15  Amendment Letter  dated May 6, 1997 by RSI (NJ) QRS-12-13,
           Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease
           Agreement dated as of February 23, 1996.
       22 Subsidiaries of the Registrant, incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-
           14617).

           * Management contract or compensatory plan or arrangements

     (b)   No report on Form 8-K was filed during the quarter ended
December 31, 1996.

     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.



                               SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS
ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

                         RHEOMETRIC SCIENTIFIC, INC.


                         By:       /s/ R E Davis
Date:     May 15, 1997               Robert E. Davis,
                         Chairman, President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF
THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                      Title                   Date



 /s/ R E Davis           Chairman, President, and           May 15, 1997
Robert E. Davis          Chief Executive Officer
                    (principal executive officer)

/s/ J C Fuhrmeister      Vice President, Finance            May 15, 1997
John C. Fuhrmeister      and Administration; Chief
                    Financial Officer; and Assistant
                    Secretary (principal financial and
                    (principal accounting officer)

/s/ Leonard Bogner       Director                           May 15, 1997
Leonard Bogner


/s/ Richard Giacco       Director                           May 15, 1997
Richard J. Giacco


/s/ R. M. Hendricks      Director                           May 15, 1997
R. Michael Hendricks


 /s/ R K Prud'homme           Director                           May 15,
1997
Robert K. Prud'homme


 /s/ A. F. Giacco        Director                           May 15, 1997
Alexander F. Giacco




