Form 10-Q
period 1997-03-31
RHEOMETRIC SCIENTIFIC INC
filed 1997-06-18
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1997

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

                      Yes   X        No
                          _____         ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                  Outstanding at May 1, 1997
__________________________   ______________________________
Common Stock, no par value              13,161,739

                           1 of 9

                 RHEOMETRIC SCIENTIFIC, INC.


                          FORM 10-Q



                            INDEX


                                                                Page

PART I  -  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of
     March 31, 1997 and December 31, 1996                         3

    Condensed Consolidated Statements of Operations
     for the Three Months Ended March 31, 1997 and 1996           4

    Condensed Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1997 and 1996           5

    Notes to Condensed Consolidated Financial
     Statements                                                  6-7


  Item 2.  Management's Discussion and Analysis of
     Results of Operations and Financial Condition

     Results of Operations                                      7-8

     Liquidity and Capital Resources                            8-9

PART II - Other Information


   Item 6.  Exhibits and Reports on Form 8-K                     9


   Signature                                                     9

                           2 of 9

           RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                          (Unaudited)
                                             March      December
                                            31, 1997    31, 1996
                                          ___________   ________
ASSETS
Current Assets
 Cash                                        $   304     $   486
 Accounts receivable, net                     14,786      15,823
 Inventories, net
  Finished goods                               2,833       2,372
  Work in process                              1,949       2,006
  Assembled components, materials, and parts   5,863       5,040
                                              ______      ______
                                              10,645       9,418
 Prepaid expenses and other assets               600         764
                                              ______      ______
  Total current assets                        26,335      26,491
                                              ______      ______
Property, plant, and equipment                15,846      15,947
 less accumulated depreciation and
  amortization                                 8,962       8,844
                                              ______      ______
 Property, plant, and equipment, net           6,884       7,103
Goodwill, net                                     71         100
Other assets                                   1,376       2,351
                                             _______     _______
  Total Assets                               $34,666     $36,045
                                             =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings                  $ 6,839     $ 7,896
 Current maturities of long-term debt            187         110
 Accounts payable                              3,874       3,750
 Borrowings against accounts receivable        1,414          --
Payable to affiliate                             837         794
Accrued liabilities                            4,776       5,239
                                              ______      ______
  Total current liabilities                   17,927      17,789
                                              ______      ______

Long-term note payable                           148         246
Long-term debt lease obligation                4,842       4,857
Long-term debt - affiliate                     6,258       6,258
Other long-term liabilities                    1,384       1,519
                                              ______      ______

  Total liabilities                           30,559      30,669
                                             _______     _______

Commitments and Contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and
  outstanding 13,162 shares                       13          13
 Additional paid-in capital                   25,492      25,492
 Accumulated deficit                         (21,260)    (20,218)
 Cumulative translation adjustment              (138)         89
                                              ______      ______
  Total shareholders' equity                   4,107       5,376
                                              ______      ______

   Total Liabilities & Shareholders' Equity  $34,666     $36,045
                                             =======     =======

See Notes to Condensed Consolidated Financial Statements.

                           3 of 9

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except per share data)

                         (Unaudited)
                                         Three Months Ended
                                              March 31,
                                           1997       1996
                                          _______    _______

 Sales                                   $ 8,317    $ 7,996

 Cost of sales                             4,759      4,517
                                          ______     ______

 Gross profit                              3,558      3,479

 General and administrative expenses         705        588

 Marketing and selling expenses            2,179      2,664

 Research and development expenses           747        756

 Goodwill and intangible amortization         80        165

 Loss on sale/leaseback                       --      2,368
                                          ______     ______

 Total Operating Expenses                  3,711      6,541
                                          ______     ______

 Operating loss                             (153)    (3,062)

 Interest expense                           (411)      (204)
 Interest expense - Affiliate               (203)      (187)
 Interest income                              17         --
 Foreign currency loss                      (289)       (92)
                                          ______     ______

 Loss before income taxes                 (1,039)    (3,545)

 Income tax expense                           (3)        (3)
                                         _______     ______

 Net loss                                $(1,042)   $(3,548)
                                         =======    =======

 Net loss per share                      $ (0.08)   $ (0.27)
                                         =======    =======
 Average number of shares
  Outstanding                             13,162     13,162
                                         =======    =======



See Notes to Consolidated Financial Statements.

                           4 of 9

                 RHEOMETRIC SCIENTIFIC, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)           (Unaudited)

                                                Three Months Ended
                                                      March 31,
                                                  1997       1996
                                                 _______    _______
Cash Flows from Operating Activities:
Net loss                                        $ (1,042)   $ (3,548)

Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
Depreciation and amortization of plant and
 equipment                                           198         248
Amortization of goodwill and intangibles              80         165
Provision for slow moving inventory                  170          67
Loss on sale/leaseback financing                      --       2,301
Unrealized currency loss                             139         104
Changes in assets and liabilities:
 Accounts receivable                                 406       3,146
 Inventories                                      (1,642)     (1,151)
 Prepaid expenses and other current assets            99         702
 Accounts payable and accrued liabilities            (95)        629
 Other assets                                         39        (260)
Other non-current liabilities                          2         (25)
                                                  ______      ______
Net cash (used in) provided by operating
 activities                                       (1,646)      2,378
                                                  ______      ______

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment         (11)         (47)
Net cash used in investing activities               (11)         (47)
                                                  ______       ______

Cash Flows from Financing Activities:
Net (repayments) borrowings under line of credit
 agreements                                        (839)         227
Borrowings against accounts receivable            1,414           --
Repayment of long-term debt/lease obligation        (37)      (5,730)
Repayment of short-term debt to affiliate            --         (375)
Net proceeds from sale/leaseback arrangement         --        5,734
Mortgage participation                              861         (861)
                                                 ______       ______
Net cash provided by (used in) financing
 activities                                       1,399       (1,005)
                                                 ______       ______

Effect of exchange rate changes on cash              76          (27)
                                                 ______       ______
Net (decrease) increase in cash                    (182)       1,299

Cash at beginning of period                         486        1,364
                                                 ______       ______
Cash at end of period                            $  304       $2,663
                                                 ======       ======
Cash payments for interest                       $  672       $  336
                                                 ======       ======
Cash payments for income taxes                   $   32       $    3
                                                 ======       ======

See Notes to Condensed Consolidated Financial Statements.

                           5 of 9

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

2.   Loss Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), designed to improve the earnings per share ("EPS") information provided in the financial statement by simplifying the existing computational guidelines, revising disclosure requirements, and increasing comparability of EPS data on an international basis. The statement requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of this standard is required for the fiscal year ending December 31, 1997. The Company has not yet assessed the impact of SFAS No. 128 on the Company's results of operation.

3.   Long-term Debt and Short-term Borrowings

   Long-term debt consists of the following:

                                          March 31, 1997    December 31, 1996

   Obligation under sale/leaseback
     payable through February 2011,
     with interest imputed at a weighted-
     average rate of 13.9% and 22.8%
     for 1997 and 1996, respectively           $4,949,000         $4,967,000

   Note payable through November
      1999 with interest at 9.54%                 228,000            246,000
                                               __________         __________
                                                5,177,000          5,213,000
   Less current maturities                        187,000            110,000
                                               __________         __________
                                               $4,990,000         $5,103,000


                           6 of 9

   The Company purchased a participating interest in the Landlord's mortgage loan (the "Mortgage Loan") in the amount of $861,000 in connection with the 1996 sale/leaseback arrangement. On February 20, 1997 the
   Landlord refinanced the Mortgage Loan and the Company's participation in the Mortgage Loan of $861,000 plus interest of $71,000 was repaid.

   On February 20, 1997, as a result of the Landlord refinancing the mortgage on the property, the Company's annual lease payment was significantly reduced for the remaining life of the lease. This resulted in the reduction of the imputed interest rate to 13.9% from 22.8% in the original lease.

   The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under the Loan Agreement. Total borrowings were $6,839,000 with remaining availability of approximately $2,294,000 at March 31, 1997.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three months ended March 31, 1997 increased $321,000 (or 4.0%) compared to the corresponding period in 1996. This includes a negative impact of $434,000 on sales due to unfavorable currency rates in effect for the first quarter of 1997 compared to the first quarter of 1996. Japanese and French sales increased by 22% and over 100%, respectively, while domestic, German, and U.K. sales decreased 7%, 41%, and 18%, respectively. International and export sales increased to 66% of consolidated sales from 64% for the same period in 1996. Gross profit for the quarter ended March 31, 1997 was 42.8% compared to 43.5% in 1996.

Operating expenses of $3,711,000 decreased by $2,830,000 from the same period in 1996. Of this amount, $2,368,000 relates to the one-time 1996 loss from the sale/leaseback transaction. The remaining decrease of $462,000 resulted from a decrease in both advertising expense and outside commissions expense. Favorable currency rates also contributed to this decrease. The Company has taken measures to maintain operating expenses at its current level. The preceding sentence involves forward looking information. Actual results could differ from those projected in

                           7 of 9
the forward looking information if the Company experiences an increase in sales revenues or other internal growth.

Net interest expense increased $206,000 as compared to the corresponding period in the prior year. Approximately
$85,000 of this increase is due to the increased interest rate on the facility obligation in 1997. The remainder of this increase is due to carrying higher loan balances throughout the period with slightly higher interest rates.

The foreign currency loss for the three months ended March 31, 1997 was $289,000 compared to $92,000 for the same period in 1996. Transaction losses of $442,000 resulting from the Japanese Yen, German Mark, French Franc and British Pound against the dollar were offset by an unrealized gain of $153,000 related to the Mettler payable which is due in Swiss Francs.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continuously monitors its exposure relating to excess and obsolete inventory and establishes appropriate valuation reserves.

Liquidity and Capital Resources

Management believes that cash generated from operations and funds available under lines of credit should be sufficient to meet the Company's working capital needs through 1997.
Adequacy of cash flows beyond 1997 will depend upon the Company's ability to achieve expected sales volumes to support profitable operations.

Cash Flows from Operations. Net cash used in operating activities for the three months ended March 31, 1997 was $1,646,000. The Company incurred a net loss of $1,042,000. During the quarter, accounts receivables declined by $406,000 reflecting lower sales in the first quarter of 1997 as compared to the last quarter of 1996. Throughout the quarter inventory levels were replenished in anticipation of second quarter sales demand causing an increase in inventories of $1,642,000. Management continuously monitors inventory levels on a world-wide basis in order to ensure that excess inventory is kept to a minimum.

Cash Flows From Investing. Net cash used in investing activities, during the three months ended March 31, 1997, was $11,000 as compared to $47,000 during the same period in 1996.

Cash Flows From Financing. The net cash provided by financing activities was $1,399,000 during the three-month period ended March 31, 1997. On February 20, 1997 the
Landlord refinanced the Mortgage Loan and the Company's participation in the Mortgage

                           8 of 9

Loan of $861,000 was repaid. The proceeds from the Company's interest in the Mortgage Loan were applied to its revolving credit line. In addition, the Company's accounts receivables discounted increased by $1,414,000.

The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under the Loan Agreement. Total borrowings were $6,839,000 with remaining availability of approximately
$2,294,000 at March 31, 1997.


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

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




June 17, 1997               By     /s/ Joseph Musanti
                             Joseph Musanti, Vice President,
                              Finance & Materials and
                              Chief Financial Officer














                           9 of 9