Form 10-Q
period 1997-06-30
RHEOMETRIC SCIENTIFIC INC
filed 1997-08-14
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1997

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  0-14617

                       RHEOMETRIC SCIENTIFIC, INC.
    (Exact name of registrant as specified in its charter)

          New Jersey                         61-0708419
 (State or other jurisdiction of    (I.R.S. Employer Identi-
     incorporation or organization)      fication Number)

   One Possumtown Road, Piscataway NJ                    08854
 (Address of principal executive offices)              (Zip Code)

                           (732) 560-8550
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X        No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                       Outstanding at August 1, 1997
Common Stock, no par value                   13,161,739

                           1 of 9

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

      (In thousands)     (Unaudited)

                                                June     December
                                              30, 1997    31, 1996
                                               _______    ________
ASSETS
Current Assets
 Cash                                        $   900     $   486
 Accounts receivable, net                     14,860      15,823
 Inventories, net
  Finished goods                               2,582       2,372
  Work in process                              1,822       2,006
  Assembled components, materials, and parts   6,064       5,040
                                              ______      ______
                                              10,468       9,418
 Prepaid expenses and other assets               818         764
                                              ______      ______
  Total current assets                        27,046      26,491
                                              ______      ______
Property, plant, and equipment                15,951      15,947
 Less accumulated depreciation and
  amortization                                 9,170       8,844
                                              ______      ______

 Property, plant, and equipment, net           6,781       7,103
Goodwill, net                                     49         100
Other assets                                   1,387       2,351
                                              ______      ______
  Total Assets                               $35,263     $36,045
                                              ======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings                  $ 7,202     $ 7,896
 Current maturities of long-term debt            187         110
 Accounts payable                              3,651       3,750
 Borrowings against accounts receivable        1,723          --
Payable to affiliate                             933         794
Accrued liabilities                            4,151       5,239
                                              ______      ______
  Total current liabilities                   17,847      17,789
                                              ______      ______

Long-term note payable                           128         246
Long-term debt lease obligation                4,813       4,857
Long-term debt - affiliate                     6,258       6,258
Other long-term liabilities                    1,279       1,519
                                              ______      ______

  Total liabilities                           30,325      30,669
                                              ______      ______

Commitments and Contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and
  outstanding 13,162 shares                       13          13
 Additional paid-in capital                   25,492      25,492
 Accumulated deficit                         (20,569)    (20,218)
 Cumulative translation adjustment                 2          89
  Total shareholders' equity                   4,938       5,376
                                              ______      ______

   Total Liabilities & Shareholders' Equity  $35,263     $36,045
                                               ======      ======

See Notes to Condensed Consolidated Financial Statements.

                                  2 of 9

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except per share data)

                         (Unaudited)

                                       Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                        1997        1996       1997       1996
                                       _____       _____      _____      _____

 Sales                                 $10,391     $10,826    $18,708    $18,822

  Cost of sales                          5,319       5,424     10,078      9,941
                                         _____       _____      _____    _____
 Gross profit                            5,072       5,402      8,630      8,881
                                         _____       _____      _____    _____
 General and administrative expenses       854         748      1,559      1,336

 Marketing and selling expenses          2,364       2,487      4,543      5,151

 Research and development expenses         730         707      1,477      1,463

 Goodwill and intangible amortization       54         165        134        330

 Loss on sale/leaseback                     --          --         --      2,368
                                        ______      ______      ______    ______
 Total Operating Expenses                4,002       4,107       7,713    10,648
                                        ______      ______      ______    ______
 Operating (loss)/income                 1,070       1,295         917    (1,767)

 Interest expense                         (351)       (376)       (762)     (580)
 Interest expense - Affiliate             (207)       (189)       (410)     (376)
 Interest income                             3           6          20         6
 Foreign currency gain/(loss)              181          15        (108)      (77)
                                        ______      ______      ______   ______
 Income/(loss) before income taxes         696         751        (343)   (2,794)

 Income tax expense                         (5)        (4)          (8)      (7)
                                        ______     ______        ______    ______
 Net income/(loss)                     $   691    $   747      $  (351)  $(2,801)
                                        ======     ======        ======   ======
 Net income/(loss) per share           $  0.05    $  0.06      $ (0.03)  $ (0.21)
                                        ======     ======       ======    ======
 Average number of shares
  Outstanding                           13,162     13,162       13,162    13,162
                                        ======     ======       ======    ======

See Notes to Consolidated Financial Statements.

                                       3 of 9

                 RHEOMETRIC SCIENTIFIC, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)           (Unaudited)                   Six Months Ended
                                                             June 30,
                                                        1997        1996
Cash Flows from Operating Activities:
Net loss                                              $ (351)     $ (2,801)

Adjustments to reconcile net loss to net cash (used
in) provided by operating activities:
 Depreciation and amortization of plant and
 equipment                                               392          399
Amortization of goodwill and intangibles                 134          330
Provision for slow moving inventory                      336          (47)
Loss on sale/leaseback financing                          --        2,301
Unrealized currency (gain)/loss                          (74)          57
Changes in assets and liabilities:
 Accounts receivable                                     551          934
 Inventories                                          (1,559)      (1,993)
 Prepaid expenses and other current
  Assets                                                   5          605
 Accounts payable and accrued
  Liabilities                                           (862)         942
 Other assets                                             12         (264)
 Other non-current liabilities                            29          (94)
                                                       _____        _____
Net cash (used in)/provided by operating activities   (1,387)         369
                                                       _____        _____
Cash Flows from Investing Activities:
 Purchases of property, plant, and equipment             (90)         (97)
                                                       _____        _____
Net cash used in investing activities                    (90)         (97)
                                                        ____        _____

Cash Flows from Financing Activities:
Net (repayments) borrowings under line of credit
 agreements                                            (665)          101
Borrowing against accounts receivable    s            1,662            -
Repayment of long-term debt/lease obligation            (86)       (5,741)
Repayment of short-term debt to affiliate                --          (375)
Net proceeds from sale/leaseback arrangement             --         5,734
Mortgage participation                                  861          (861)
                                                      _____        _____
Net cash provided by (used in) financing
 activities                                           1,772        (1,142)
                                                      _____        _____

Effect of exchange rate changes on cash                 119           18
                                                      _____        _____
Net increase/(decrease) in cash                         414         (852)

Cash at beginning of period                             486        1,364
                                                      _____        _____
Cash at end of period                                $  900       $  512
                                                      =====        =====
Cash payments for interest                           $1,132       $  959
                                                      =====        =====
Cash payments for income taxes                       $   36       $    8
                                                      =====        =====

See Notes to Condensed Consolidated Financial Statements.

                           4 of 9

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

2.   Earnings/(loss) Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), designed to improve the earnings per share ("EPS") information provided in the financial statement by simplifying the existing computational guidelines, revising disclosure requirements, and increasing comparability of EPS data on an international basis. The statement requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of this standard is required for the fiscal year ending December 31, 1997. Management believes that the future adoption of SFAS No. 128 will not have a material impact on the Company's results of operation.

3.   Long-term Debt and Short-term Borrowings

   Long-term debt consists of the following:

                                            June 30, 1997    December 31, 1996

   Obligation under sale/leaseback
     payable through February 2011,
     with interest imputed at a weighted-
     average rate of 13.9% and 22.8%
     for 1997 and 1996, respectively           $4,921,000   $4,967,000

                                  5 of 9

   Long-term debt consists of the following:

                                   June 30, 1997    December 31, 1996


   Note payable through November
      1999 with interest at 9.54%       207,000        246,000
                                      ________       _________
                                      5,128,000      5,213,000
   Less current maturities              187,000        110,000
                                     __________     __________
                                     $4,941,000     $5,103,000
                                     ==========     ==========

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

   The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under the Loan Agreement. Total borrowings were $7,202,000 with remaining availability of approximately $2,602,000 at June 30, 1997.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three- and six-month periods ended June 30, 1997 decreased $435,000 and $114,000 (or 4.0% and 0.6%), respectively, as compared to the corresponding periods in 1996. These figures include a negative impact of $434,000 and $777,000 on sales for the three and six months ended June 30, 1997 due to unfavorable currency rates in effect for the first half of 1997. The decline in revenues for the six-month period resulted from a decrease

                              6 of 9
in Europe and the Americas of $287,000 and $278,000, respectively, offset by an increase of $451,000 in Japan. The decline in revenues for the three-month period represents a decrease in Europe and the Americas of $372,000 and $63,000, respectively. For the six-month period, total international sales of $11,135,000 represented 60% of total sales compared to 1996 international sales of $11,732,000, which amounted to 62% of total sales. For the second quarter international sales equaled $5,629,000 or 54% of total sales compared to last year's second quarter sales of $6,632,000 or 61%. The gross profit percentages for the three- and six-months ended June
30, 1997 were 48.8% and 46.1%, respectively. This compares to 49.9% and 47.2% for the same periods in the prior year.

Operating expenses for the three- and six-months ended June 30, 1997 were down $105,000 and $567,000 compared to the corresponding periods in the prior year, excluding the $2,368,000 loss on the leaseback in 1996. For both the three- and six-month periods, operating expenses were favorably affected by foreign currency trends, and a decrease in both advertising expense and outside commissions expense. The Company has taken measures to maintain operating expenses at its current level. The preceding sentence involves forward-looking information. Actual results could differ from those projected in the forward-looking information if the Company experiences an increase in sales revenues or other internal growth.

Net interest expense for the three- and six-months ended June 30, 1997 decreased by $4,000 and increased by $202,000, respectively, compared to the corresponding periods in the prior year. The changes can be attributed to approximately $85,000 of additional interest on the facility obligation in the first quarter of 1997 and carrying higher loan balances throughout the year with slightly higher interest rates. This increase in interest expense has been offset in the second quarter by savings from the refinanced facility lease obligation. (See Note 4)

The Company is exposed to foreign currency gains and losses related to its intercompany payables and payable to Mettler, which is due in Swiss Francs. The Company's foreign currency exposure policy is to not enter into foreign currency derivative instruments.

The foreign currency adjustments for the three- and six-months ended June 30, 1997 were a gain of $181,000 and a loss of $108,000, respectively. The year-to-date adjustment was primarily due to transaction losses of $385,000 resulting from the German Mark, French Franc, Japanese Yen, and British Pound against the U.S. Dollar, which were offset by an unrealized gain of $277,000 resulting from the Mettler payable.

                               7 of 9

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

Cash Flows from Operations. Net cash used in operating activities during the six-months ended June 30, 1997 was $1,387,000, an increase of $1,756,000 over the same period last year. Net loss for the six-months ended June 30, 1997 was $351,000 compared to $2,801,000 during the same period last year. The 1996 loss includes a one-time charge of $2,368,000 resulting from the sale of the Piscataway facility. During the six months ended June 30, 1997, accounts receivable decreased by $551,000 reflecting lower second quarter 1997 sales as compared to the fourth quarter
1996 sales. Inventories increased by $1,559,000. This increase is consistent with prior year based on the Company's sales trends. Management continuously monitors inventory levels on a world-wide basis in order to insure that excess inventory is kept to a minimum. In addition, accounts payable and accrued liabilities decreased $862,000 due to a reduction of commissions payable and other payables.

Cash Flows From Investing. Net cash used in investing activities during the six-months ended June 30, 1997 was $90,000 as compared to $97,000 during the same period in 1996.

Cash Flows From Financing. Net cash provided by financing activities during the six-month period ended June 30, 1997 was $1,772,000. The Company borrowed $1,662,000 against its accounts receivable during the six-month period ended June 30, 1997. On February 20, 1997 the Landlord refinanced the mortgage Loan and the Company's participation in the Mortgage Loan of $861,000 was repaid. The proceeds from the Company's interest in the Mortgage Loan were applied to its revolving credit line.

                            8 of 9

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

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




August 14, 1997             By /s/ Joseph Musanti
                             Joseph Musanti, Vice President,
                              Finance & Materials and
                              Chief Financial Officer


                           9 of 9