Form 10-Q
period 1997-09-30
RHEOMETRIC SCIENTIFIC INC
filed 1997-11-14
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  0-14617

                 RHEOMETRIC SCIENTIFIC, INC.

   _______________________________________________________
    (Exact name of registrant as specified in its charter)

          New Jersey                         61-0708419
           ______________                    ____________
 (State or other jurisdiction of    (I.R.S. Employer Identi-
     incorporation or organization)      fication Number)

  One Possumtown Road, Piscataway, NJ                  08854-2103
  _______________________________________            ____________
 (Address of principal executive offices)              (Zip Code)

                           (732) 560-8550
                    ________________________
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                      Yes   X        No
                          _____        ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                       Outstanding at November 1, 1997
___________________________     _______________________________
Common Stock, no par value                   13,161,739

                               1 of 11

           RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands)            (Unaudited)

                           ASSETS
                                               September   December
                                               30, 1997    31, 1996

                                            ________    ________
Current Assets
 Cash                                        $  319      $   486
 Accounts receivable, net                     14,217      15,823
 Inventories, net
  Finished goods                               2,962       2,372
  Work in process                              1,902       2,006
  Assembled components, materials, and parts   6,384       5,040
                                             _______     _______
                                              11,248       9,418
 Prepaid expenses and other assets               622         764
                                             _______     _______
  Total current assets                        26,406      26,491
                                             _______     _______
Property, plant, and equipment                15,899      15,947
 Less accumulated depreciation and
  amortization                                 9,310       8,844
                                              _______     _______
 Property, plant, and equipment, net           6,589       7,103
Goodwill, net                                     23         100
Other assets                                   1,267       2,351
                                             _______     _______
  Total Assets

LIABILITIES AND SHAREHOLDERS' EQUITY         $34,285     $36,045
                                             =======     =======
Current Liabilities
 Short-term bank borrowings                  $ 8,400     $ 7,896
 Current maturities of long-term debt            187         110
 Accounts payable                              3,152       3,750
 Borrowings against accounts receivable        1,035          --
Payable to affiliate                             927         794
Accrued liabilities                            6,706       5,239
                                             _______     _______
  Total current liabilities                   20,407      17,789
                                             _______     _______

Long-term note payable                           108         246
Long-term debt lease obligation                4,782       4,857
Long-term debt - affiliate                     6,258       6,258
Other long-term liabilities                    1,247       1,519
                                              _______     _______

  Total liabilities                           32,802      30,669
                                              _______     _______

Commitments and Contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and
  outstanding 13,162 shares                       13          13
 Additional paid-in capital                   25,492      25,492
 Accumulated deficit                         (23,995)    (20,218)
 Cumulative translation adjustment               (27)         89
                                             _______     _______
  Total shareholders' equity                   1,483       5,376
                                              _______     _______

   Total Liabilities & Shareholders' Equity  $34,285     $36,045
                                              =======     =======

See Notes to Condensed Consolidated Financial Statements.

                           2 of 11

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except per share data)

                         (Unaudited)
                                   Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                    1997      1996        1997       1996
                                   _____     _____       _____    _____

Sales                            $ 8,008   $10,438     $26,716  $29,260

Cost of sales                      5,396     5,723      15,474   15,664
                                  ______    ______     ______   ______

Gross profit                       2,612     4,715      11,242   13,596
                                  ______    ______     ______   ______

General and administrative expenses  708       859      2,267     2,200

Marketing and selling expenses     2,154     2,506      6,697     7,657

Research and development expenses    706       875      2,183     2,338

Restructuring expense              1,624        --      1,624        --

Goodwill and intangible amortization 103       163        237       488

Loss on sale/leaseback                --        --         --     2,368
                                  ______    ______     ______    ______
Total Operating Expenses           5,295     4,403     13,008    15,051
                                  ______    ______     ______    ______

Operating (loss)/income           (2,683)      312     (1,766)   (1,455)

Interest expense                    (357)     (394)    (1,119)     (974)
  Interest expense - Affiliate      (211)     (189)      (621)     (565)
  Interest income                      1         9         21        15
  Foreign currency loss             (136)      (38)      (244)     (115)
                                  ______    ______     ______     ______

Loss before income taxes          (3,386)     (300)    (3,729)   (3,094)

Income tax expense                   (40)       (8)       (48)      (15)
                                  ______    ______     ______   ______

Net loss                         $(3,426)   $ (308)   $(3,777)  $(3,109)
                                  ======    ======     ======   ======

Net loss per share               $ (0.26)   $(0.02)    $(0.29)   $(0.24)
                                  ======    ======     ======   ======

Average number of shares
 Outstanding                      13,162     13,162    13,162    13,162
                                  ======    ======     ======    =====

See Notes to Consolidated Financial Statements.

                           2 OF 11

                 RHEOMETRIC SCIENTIFIC, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)           (Unaudited)              Nine Months Ended
                                                    September 30,
                                                  1997        1996
                                                 _____      _______
Cash Flows from Operating Activities:
Net loss                                       $ (3,777)  $ (3,109)

Adjustments to reconcile net loss to
 net cash (used in) provided by
 operating activities:
 Depreciation and amortization of plant and
 Equipment                                          585        643
Amortization of goodwill and intangibles            238        488
Provision for inventory reserves                  1,089        122
Loss on sale/leaseback financing                     --      2,301
Loss on sale/retirement of property, plant and
 equipment                                           --          6
Unrealized currency loss                             20         77
Changes in assets and liabilities:
 Accounts receivable                                793       (207)
 Inventories                                     (3,277)    (2,386)
 Prepaid expenses and other current Assets          111        843
Restructuring reserve                             1,624         --
 Accounts payable and accrued liabilities          (317)     1,178
 Other assets                                        44       (194)
 Other non-current liabilities                       31        (96)
                                                 ______     ______
Net cash used in operating activities            (2,836)      (334)
                                                  ______     ______

Cash Flows from Investing Activities:

 Purchases of property, plant, and equipment       (109)      (373)
                                                 ______     ______
Net cash used in investing activities              (109)      (373)
                                                 ______     ______

Cash Flows from Financing Activities:
Net borrowings under line of credit agreements      689        935
Borrowing against accounts receivables            1,048         --
Repayment of long-term debt/lease obligation       (137)    (5,751)
Repayment of short-term debt to affiliate            --       (375)
Net proceeds from sale/leaseback arrangement         --      5,734
Mortgage participation                              861       (861)
                                                 ______     ______
Net cash provided by (used in) financing
 activities                                       2,461       (318)
                                                  ______     ______

Effect of exchange rate changes on cash             317         31
                                                  ______     ______
Net decrease in cash                               (167)      (994)

Cash at beginning of period                         486      1,364
                                                  ______     ______

Cash at end of period                            $  319     $  370
                                                  ======     ======
Cash payments for interest                       $1,701     $1,597
                                                 ======     ======
Cash payments for income taxes                   $   35     $   24
                                                 ======    =======

See Notes to Condensed Consolidated Financial Statements.

                           3 of 11

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

3.   Long-term Debt and Short-term Borrowings

   Long-term debt consists of the following:

                                 September 30, 1997    December 31, 1996

   Obligation under sale/leaseback
     payable through February 2011,
     with interest imputed at a weighted-
     average rate of 13.9% and 22.8%
     for 1997 and 1996, respectively      $4,890,000      $4,967,000

                           5 of 11

   Long-term debt consists of the following:

                                September 30, 1997    December 31, 1996

   Note payable through November
      1999 with interest at 9.54%           187,000         246,000
                                         __________      __________
                                          5,077,000       5,213,000
   Less current maturities                  187,000         110,000
                                         __________      __________
                                         $4,890,000      $5,103,000
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

   The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under its credit facility. Total borrowings were $8,400,000 with remaining availability of approximately $1,192,000 at September 30, 1997.

   At September 30, 1997 the Company's bank and lessor waived violations of covenants regarding minimum tangible net worth, working capital, consolidated cash, and domestic cash flow.

   The Company's lines and letters of credit are subject to acceleration in the event that there is a material and adverse change in the condition or affairs, financial or otherwise, of the Company which in the reasonable opinion of the lender impairs the lender's collateral or increases its risk so as to jeopardize the repayment of the obligations.


4.   1997 Restructuring

   During the third quarter 1997, the Company has undertaken several strategic initiatives designed to improve operational efficiencies and cash management, as well as to enhance its market position and customer support.
   These initiatives include a restructuring of manufacturing operations, a restructuring of international sales and marketing activities,

                           6 of 11
   and an introduction of new products targeted to broaden markets for rheology and process control instrumentation. The restructuring and consolidation efforts will result in a one-time write-off of $2,224,000 reflected in the Company's third quarter 1997 financial results. Approximately $1,700,000 relates to lease and inventory write-offs, which will not require an incremental cash outlay.

   The Company's restructuring plan centers on its European operations. The Company will change the focus of Europe to be centralized in Germany, while maintaining a strong presence in both the U.K. and France. It expects this plan to be in full effect sometime in the second half of 1998.

   Of the $1,100,000 lease obligations write-off, $1,000,000 relates to the Company's UK facility, which expires in 2014. With the movement of manufacturing and Far East sales to the United States, the Company no longer requires such a large facility. The Company plans on subleasing the building and moving into a smaller facility.

   The $600,000 inventory write-off relates to the redesigned thermal products. This redesign was completed in the third quarter of 1997. This decision is consistent with the Company's policy to monitor its exposure to obsolescent inventory.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three- and nine-month periods ended September 30, 1997 decreased $2,430,000 and $2,544,000 (or 23.3% and
8.7%), respectively, as compared to the corresponding periods in 1996. These figures include a negative impact of $302,000 and $1,079,000 on sales for the three and nine months ended September 30, 1997 due to unfavorable currency rates in effect for 1997. The decline in revenues for the nine-month period resulted from a decrease in Europe and the Americas of $1,464,000 and $1,258,000, respectively, offset by an increase of $178,000 in Japan. The decline in revenues for the three-month period represents a decrease in Europe, the Americas, and Japan of $1,177,000, $980,000, and $273,000, respectively. For the nine-month period, total international sales of $15,353,000 represented 58% of total sales compared to 1996 international sales of $17,981,000, which amounted to 62% of total sales. For the third quarter international sales equaled $4,218,000 or 53% of total sales compared to last year's third quarter sales of $6,249,000 or 60%. The decline in sales revenue for the third quarter is a direct result of the Company's new backlog policy. In order to even out production and to expedite installations of

                           7 of 11
instruments, the Company has incremented its backlog going into the fourth quarter. The increment to backlog was $2,300,000 giving the Company a backlog of $4,200,000 going into the fourth quarter. The Company plans to maintain this level of backlog, providing the order rate in the future meets projections. The gross profit percentages for the three- and nine-months ended September 30, 1997 were 32.6% and 42.1%, respectively. This compares to 45.2% and 46.5% for the same periods in the prior year. The gross profit was adversely affected by a one-time charge of $600,000 the Company took against inventory reserve. Excluding the one-time charge relating to the restructuring, the gross profit percentages would have been 40.1% and 44.3%, respectively.

Operating expenses for the three- and nine-months ended September 30, 1997 were down $732,000 and $1,299,000 compared to the corresponding periods in the prior year, excluding the $2,368,000 loss on the leaseback in 1996 and the restructuring charge of $1,624,000 recorded in 1997. For both the three- and nine-month periods, operating expenses were favorably affected by foreign currency trends, and the cost reduction measures the company has taken. The one-time charge of $1,624,000 relates to the announced restructuring of international sales and marketing. $1,100,000 of the write-off relates to leases.

Net interest expense for the three- and nine-months ended September 30, 1997 decreased by $7,000 and increased by $195,000, respectively, compared to the corresponding periods in the prior year. The changes can be attributed to approximately $85,000 of additional interest on the facility obligation in the first quarter of 1997 and carrying higher loan balances throughout the year with slightly higher interest rates. This increase in interest expense has been offset in the second quarter by savings from the refinanced facility lease obligation.

The Company is exposed to foreign currency gains and losses related to its intercompany payables and another payable to Mettler Toledo AG, pursuant to the exclusive world-wide property rights agreement between the Company and Mettler previously disclosed, which is due in Swiss Francs. The
Company's foreign currency exposure policy is to not enter into foreign currency derivative instruments.

The foreign currency adjustments for the three- and nine-months ended September 30, 1997 were a loss of $136,000 and a loss of $244,000, respectively. The year-to-date adjustment was primarily due to transaction losses of $553,000 resulting from the German Mark, French Franc,
Japanese Yen, and British Pound against the U.S. Dollar, which were offset by an unrealized gain of $309,000 resulting from the Mettler payable.

                           8 of 11

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continuously monitors its exposure relating to excess and obsolete inventory and establishes what in management's judgment at the time are appropriate valuation reserves.

Liquidity and Capital Resources

Management believes that cash generated from operations and funds available under lines of credit should be sufficient to meet the Company's working capital needs for the next year. Adequacy of cash flows beyond that period will depend upon the Company's ability to achieve expected sales volumes to support profitable operations.

Cash Flows from Operations. Net cash used in operating activities during the nine months ended September 30, 1997 was $2,836,000, an increase of $2,502,000 over the same period last year. Net loss for the nine months ended September 30, 1997 was $3,777,000 compared to $3,109,000 during the same period last year. The 1996 loss includes a one-time charge of $2,368,000 resulting from the sale of the Piscataway facility, while the 1997 loss includes a restructuring charge of $2,224,000. During the nine months ended September 30, 1997, accounts receivable decreased by $793,000 reflecting lower third quarter 1997 sales as compared to the fourth quarter 1996 sales. Inventories increased by $3,277,000. This increase is related to the inventory build-up due to the backlog policy changes and the inventory requirements to meet the historical fourth quarter sales demands. Management continuously monitors inventory levels on a worldwide basis. Inventory reserves were increased $1,087,000 in 1997. A large portion of this increase is to address obsolescence resulting from product redesign. In addition, accounts payable and accrued liabilities decreased $317,000 due to a reduction of commissions payable and other payables.

Cash Flows From Investing. Net cash used in investing activities during the nine-months ended September 30, 1997 was $109,000 as compared to $373,000 during the same period in 1996. During 1996, the company made capital expenditures of $270,000 related to the purchase of computer equipment.

Cash Flows From Financing. Net cash provided by financing activities during the nine-month period ended September 30, 1997 was $2,461,000. The Company borrowed $1,048,000 against its accounts receivable during the nine-month period ended September 30, 1997. On February 20, 1997 the Landlord refinanced the Mortgage Loan and the Company's participation in the Mortgage Loan of $861,000 was repaid. The proceeds from the Company's interest in the Mortgage Loan were applied to its revolving credit line.

                           9 of 11

                 PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on July 17, 1997, the following items were called and received the following vote:

The shareholders nominated and elected the directors to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified with the following results: The vote for director nominee Robert E. Davis, For 12,214,464; Withheld 756,587; not voted 190,688. The vote for director nominee Leonard Bogner, For 12,214,664; Withheld 756,387; not voted 190,688.
The vote for director nominee Alexander F. Giacco, For 12,213,464; Withheld 757,587; not voted 190,688. The vote for director nominee Richard J. Giacco, For 12,213,664; Withheld 757,387; not voted 190,688. The vote for director nominee R. Michael Hendricks, For 12,214,464; Withheld 756,587; not voted 190,688. The vote for director nominee Robert K. Prud'homme, For 12,214,114; Withheld 756,937; not voted 190,688.

The shareholders also ratified the appointment of Coopers &
Lybrand L.L.P. as the independent auditors of the Company for the fiscal year ending December 31, 1997 with the following results: For 12,960,550; Abstain 3,000; Against
7,501; not voted 190,688.


Item 5.    Other Information

Effective August 31, 1997, Robert E. Davis retired as chairman, president and chief executive officer of the company. Alexander F. Giacco became chairman of the board of directors and Alan R. Eschbach was appointed president and chief executive officer.

At a meeting of the board of directors on September 26, 1997, the Board of Directors amended the 1996 Employee
Stock Option Plan to include outside directors as eligible for option grants. Dr. Robert K. Prud'homme and Mr.
Leonard Bogner, each were granted options for 25,000 shares of common stock to become exercisable once the plan amendment is approved by shareholders at the next annual shareholders' meeting.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits:

              27   Financial Data Schedule

   (b)    Reports on Form 8-K:

              None.

                          10 of 11

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




November 14, 1997           By /s/ Joseph Musanti
                            ____________________________
                             Joseph Musanti, Vice President,
                              Finance & Materials and
                              Chief Financial Officer


                          11 of 11