Form 10-K
period 1997-12-31
RHEOMETRIC SCIENTIFIC INC
filed 1998-09-11
CIK 779164

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 1997
                          __________________________________________

                                   OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number       0-14617
                             ________

                        Rheometric Scientific, Inc.
     ________________________________________________________________
         (Exact name of registrant as specified in its charter)

              New Jersey                          61-0708419
    _____________________________        ____________________________
  (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)              Identification No.)

    One Possumtown Road, Piscataway, N.J.         08854
_________________________________________    __________________
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (732) 560-8550
                                           __________________________

   _______________________________________________________________
(Former name, former address, and former fiscal year if changed since last report.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                       Common Stock, No Par Value
________________________________________________________________
                             Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                 [ X ]

The aggregate market value of the voting stock held by nonaffiliates of
the registrant as of March 13, 1998: $3,000,507   (For purposes of this
filing only, all executive officers and directors have been classified as affiliates.)

The number of shares of the registrant's Common Stock outstanding as of March 13, 1998 was 13,161,739.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None

The Exhibit Index appears on page: 31

                                 PART I

    (Items either not applicable or not material have been excluded)


Item I.  Business

                               BACKGROUND

General
Rheometric Scientific, Inc., and subsidiaries (referred to as "Rheometric" or the "Company"), was incorporated in New Jersey in 1981. The Company's corporate executive offices and manufacturing operation are located in Piscataway, New Jersey. Sales offices are located in England, France, Germany, and Japan.

History
The Company was co-founded under the name Rheometrics, Inc. in 1970 by Dr. Joseph M. Starita and Dr. Chris Macosko. In 1985, following completion of a $7 million stock offering, Rheometrics became a public company. Through a series of transactions between 1991 and 1993, Axess Corporation ("Axess") owns 76.6% of the common stock of the Company. The Company changed its name to Rheometric Scientific, Inc. in November 1994.

In 1994, the Company acquired the Polymer Laboratories Thermal Sciences Business (the "PL Thermal Sciences Business") through a series of transactions involving Axess. In 1995, the Company acquired from Mettler-Toledo AG ("Mettler") the exclusive, worldwide rights for two rheological test instruments, the RM180 and RM260, that serve the coatings, paints, biological fluids, cosmetics, and lubricants industries. See Note 1 of Notes to Consolidated Financial Statements.

In 1997, the Company completed the consolidation of all manufacturing of rheology and thermal analysis instruments and engineering functions at its Piscataway, NJ facility. See Note 12 of Notes to Consolidated
Financial Statements.

Recent Developments
On March 2, 1998 the Company announced its strategic marketing alliance with Perkin-Elmer Corporation, a world leader of thermal analysis equipment that will broaden the range of solutions available to customers for material characterizations. Under the agreement, Perkin-Elmer's Analytical Instruments Division will market certain RSI products in combination with Perkin-Elmer thermal analysis products. RSI will continue to independently market all of its products in North America, Western Europe, and Japan and certain other select areas, while Perkin-Elmer will market and distribute RSI's complete line of laboratory rheology systems to the rest of the world.

On August 27, 1998 the Company consummated the assignment of lease of its Epsom facility in the United Kingdom to a third party and moved its sales and service personnel to offices located in Leatherhead.

The Company's Loan and Security Agreement (the "Loan Agreement") expires on February 23, 1999, and the lender notified the Company in August 1998 that the Loan Agreement will not be extended beyond the expiration date. Following that notification, the Company has commenced discussions with other prospective lenders to replace the credit facility provided by the Loan Agreement with a credit facility with a maximum available credit of $10,000,000. The ability to proceed with a lesser maximum credit than available under the current Loan Agreement is based on existing improvements in the management of the Company's working capital. While the Company believes it will be able to secure a new credit facility on or prior to the expiration date of the Loan Agreement, it has not yet received a commitment for such a facility and there can be no assurance that it will do so.

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

Year 2000 Compliance The Company has consulted with its main software provider regarding potential year 2000 problems. The majority of this potential problem has been addressed and the remaining problem area will be addressed via upgrades, which will be available prior to the year 2000. In addition, the Company has proactively identified program modifications that may require a change in programming code. Such code modifications are being actively made and the Company anticipates that all program modifications will be completed well before the year 2000. The Company plans to initiate in 1998 communication with its significant suppliers to determine the effect that it may be impacted by third parties failure to address this issue. The Company will continue to monitor and evaluate the impact of year 2000 on its operations.

Employees. At December 31, 1997, the Company had approximately 241 full-time employees worldwide, none of whom is party to a collective bargaining agreement.

Financial Information About Foreign and Domestic Operations and Export
Sales
See Note 9 of Notes to Consolidated Financial Statements.

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

On August 27, 1998, the Company consummated the assignment of lease of its Epsom facility in the United Kingdom to a third party and moved its sales and service personnel to offices located in Leatherhead.

Item 3.  Legal Proceedings

There are no known material pending legal proceedings involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters

Common Stock Market Prices and Dividends

The Company's Common Stock was traded on the Nasdaq National Market under the symbol "RHEM." The table below presents the high and low sales prices for each quarter for the years ended December 31, 1997 and 1996. Rheometric Scientific's common stock moved to The Nasdaq SmallCap Market from The Nasdaq National Market on February 13, 1998 via an exception from the bid price, net tangible assets and market value of public float initial inclusion requirements. The Company met all the initial inclusion requirements as set forth by The Nasdaq Stock Market with the exception of minimum bid price. The exception expires on April 10, 1998. On April 14, 1998, due to the expiration of an exception from the minimum bid price of the NASDAQ SmallCap Market, the Company's common stock was moved to the OTC-Bulletin Board Market.

Since its initial public offering in December 1985, the Company has not paid any cash dividends. The Company's current borrowing arrangements prohibit the payment of cash dividends. At March 9, 1998, there were approximately 170 holders of record of the Company's Common Stock. In addition, there are approximately 485 beneficial holders of Common Stock held in street name.

                      12 Months Ended December 31,
                     _______________________________
                         1997              1996

    QUARTER ENDED     High   Low       High    Low
    March 31         $2.75  $1.63     $2.13   $1.50
    June 30           2.13   1.38      3.25    1.63
    September 30      1.88   1.00      2.24    1.63
    December 31       1.25   0.69      3.13    1.56


Item 6.  Selected Financial Data


(In thousands of dollars, except per share data)

                                 12 Months Ended  December 31,
                 ___________________________________________________
                         1997      1996    1995     1994     1993
Sales                  $37,539   $41,115  $41,244  $34,571  $26,881
Restructuring expense      940        --       --      (98)   1,400
Net (loss) earnings     (2,329)   (6,347)     391   (1,463)  (4,550)
Basic and diluted (loss)
  earnings per share     (0.18)    (0.48)    0.03    (0.12)   (0.73)
Total assets            35,434    36,045   40,093   35,110   27,235
Long-term debt          11,055    11,361   10,973    9,403    7,622

The PL Thermal Sciences Business acquisition has been included as of March
3, 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

12 Months Ended December 31, 1997 vs. 12 Months Ended December 31, 1996

In the year ended December 31, 1997, the Company achieved sales of $37,539,000 compared to $41,115,000 for the year ended December 31, 1996. Japanese sales increased by 4%, while domestic and European sales decreased 5% and 21%, respectively. Sales for 1997 were adversely affected by foreign exchange of $1,620,000 compared to 1996. International and export sales decreased to 56% of consolidated sales from 61% in 1996. Gross profit for the year ended December 31,1997 was 44.8% of sales, compared to 45.9% for the same period in 1996. Gross profit in 1997 includes a one-time charge for obsolescence expense of $600,000. See Note 1. Without this charge, gross profit for 1997 would have been 46.4% of sales.

Operating expenses of $16,176,000 decreased by $6,516,000 for the period ended December 31, 1997, compared to the corresponding period in 1996. Included in the 1997 amount is $940,000 relating to the European restructuring. Included in the 1996 amount is $2,368,000, a one-time charge related to the sale/leaseback transaction and $2,438,000, related to the write-down of long-lived assets whose value has been deemed impaired. Excluding these one-time charges, the decrease over the period was $2,650,000. This decrease is largely due to the Company's aggressive expense reduction efforts in the U.S. and the U.K. Exchange difference in 1997 versus 1996 on foreign expenses accounted for approximately $400,000 of the decrease.

Interest expense decreased $91,000 for the period ended December 31, 1997 compared to the corresponding period in 1996. This decrease is due to a lower interest rate on the lease agreement. This decrease was offset by approximately $136,000 as a result of carrying higher loan balances throughout the period.

Net loss for the year ended December 31, 1997 was $2,329,000 compared to net loss of $6,347,000 in 1996. The 1997 results include a one-time charge of $940,000 related to restructuring and a one-time charge for obsolescence expense of $600,000. Net income in 1997 was favorably affected by a decrease in operating expenses of $2,650,000, a decrease in net interest expense of $91,000, and an increase in gross profit percentage after adjusting for the 1997 one-time charges. These were offset by an increase in currency loss of $432,000 as compared to 1996.

Backlog as of December 31, 1997 and 1996 was $3,532,000 and $1,745,000,
respectively. The Company expects that all of the items in its backlog will be delivered in the current calendar year.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continually monitors its exposure relating to excess and obsolete inventory and establishes an appropriate valuation account. The Company's development efforts generally enhance existing products or relate to new markets for existing technology and, therefore, existing products are generally not rendered obsolete.

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

Operating expenses of $22,692,000 increased by $6,051,000 for the period ended December 31, 1996, compared to the corresponding period in 1995.
Of this amount, $2,368,000 (See Note 2) is a one-time charge related to the sale/leaseback transaction and $2,438,000 (See Note 1) is related to the write-down of long-lived assets whose value has been deemed impaired. Excluding these one-time charges the increase over the period is $1,245,000. This increase is largely due to salary increases that went into effect in April 1996, severance costs related to the consolidation of engineering at the Piscataway facility, and the favorable effect on 1995 expenses of both recorded gains related to a foreign exchange contract, and the capitalization of software development costs.

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

Financing, Liquidity, and Capital Resources

Management believes that the cash generated from operations and funds available under its current loan agreement, should be sufficient to meet the Company's working capital needs for the next year. On February 23, 1996 the Company entered into a three-year Loan and Security Agreement (the "Loan Agreement"). The Loan Agreement provides a working capital revolving credit facility with a maximum available credit of $11,500,000. The amount of available credit is determined by the level of certain eligible receivables and inventories. Adequacy of cash flows generated beyond will depend upon the Company's ability to achieve expected sales volumes to support profitable operations.

On March 31, 1998, the Company's bank amended the Loan Agreement with regards to the facility limit and inventory sublimit. Effective April 1, 1998 and on the opening of business on Wednesday of each consecutive week thereafter, both the facility limit and inventory sublimit will decrease by $25,000. As of December 31, 1997 the facility limit is $11,500,000 and the inventory sublimit is $6,000,000.

The Company's Loan Agreement expires on February 23, 1999, and the lender notified the Company in August 1998 that the Loan Agreement will not be extended beyond the expiration date. Following that notification, the Company has commenced discussions with other prospective lenders to replace the credit facility provided by the Loan Agreement with a credit facility with a maximum available credit of $10,000,000. The ability to proceed with a lesser maximum credit than available under the current Loan Agreement is based on existing improvements in the management of the Company's working capital. While the Company believes it will be able to secure a new credit facility on or prior to the expiration date of the Loan Agreement, it has not yet received a commitment for such a facility and there can be no assurance that it will do so.

Cash Flows from Operations
Net cash used in operating activities in the fiscal years ended December 31, 1997, 1996, and 1995, was $2,924,000, $1,082,000, and
$590,000, respectively. The negative cash flow from operations in 1997 was comprised primarily of an increase in inventories of $3,606,000 as well as a $2,329,000 net loss. The inventory increase is related to a planned increase in certain products as well as a shortfall in fourth quarter sales. Management continuously monitors inventory levels on a worldwide basis and has implemented plans to reduce inventories in 1998. The above are offset by the following: a one-time charge of $940,000 related to the European restructuring, non-cash depreciation and amortization charges of $1,158,000 and an increase in the inventory reserve of $819,000. A large portion of the reserve increase is to address obsolescence resulting from product redesign.

Cash Flows from Investing
The Company made capital expenditures of $158,000, $469,000, and $373,000, respectively, in the fiscal years ended December 31, 1997, 1996, and 1995.

Cash Flows from Financing
Net cash provided by financing activities in the fiscal years ended December 31, 1997, 1996, and 1995, was $2,904,000, $661,000, and
$1,927,000, respectively.

The funds provided by financing activities are due to an increase in our short-term borrowings of $1,214,000 and borrowings against receivables of $1,018,000. This was offset by repayments of long term debt and the company's lease obligation of $189,000. On February 20, 1997 the Landlord refinanced the Mortgage Loan and the Company's participation in the Mortgage Loan of $861,000 was repaid. The proceeds from the Company's interest in the Mortgage Loan were applied to its revolving credit line.

Total borrowings with foreign and domestic banks at December 31, 1997 were $8,769,000 with remaining availability of approximately
$2,400,000.

See Statement of Cash Flows for further details of the Company's cash flows.

See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information.

Item 8.  Financial Statements and Supplementary Data

PricewaterhouseCoopers L.L.P.

                                               PricewaterhouseCoopers LLP
                                                  2400 Eleven Penn Center
                                               Philadelphia PA 19103-2962
                                                 Telephone (215) 963 8000
                                                 Facsimile (215) 963 8700


Report of Independent Accountants

To the Board of Directors and
Shareholders of Rheometric Scientific, Inc.:

In  our  opinion, the accompanying consolidated balance  sheets  and  the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Rheometric Scientific, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP




August 12, 1998, except as to information presented in Notes 8 and 12, for which the date is August 27, 1998.

                 RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

 (In thousands)

                                                       December  31,
                                                      1997       1996
                                                    ________   ________
ASSETS
Current Assets
 Cash                                                $   297   $   486
Receivables - less allowance for doubtful
    accounts of $198 and $224 as of
    December 1997 and 1996                            14,916    15,823
 Inventories, net
   Finished goods                                      5,659     2,372
   Work in process                                     2,650     2,006
   Assembled components, materials, and parts          3,550     5,040
                                                     _______   _______
                                                      11,859     9,418
 Prepaid expenses and other assets                       813       764
                                                     _______   _______

  Total current assets                                27,885    26,491
                                                     _______   _______

 Property, plant, and equipment                       15,904    15,947
 Less, accumulated depreciation and amortization       9,475     8,844
                                                     _______   _______
 Property, plant, and equipment, net                   6,429     7,103
Goodwill, net                                             --       100
Other assets                                           1,120     2,351
                                                     _______   _______
Total Assets                                         $35,434   $36,045
                                                     =======   =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings                          $ 8,769   $ 7,896
 Current maturities of long-term debt                    227       110
 Accounts payable                                      3,931     3,750
 Borrowings against accounts receivable                  958        --
 Payable to affiliate                                  1,064       794
 Accrued liabilities                                   5,360     5,239
                                                     _______   _______
  Total current liabilities                           20,309    17,789
                                                     _______   _______

Long-term note payable                                    79       246
Long-term debt lease obligation                        4,718     4,857
Long-term debt - affiliate                             6,258     6,258
Other long-term liabilities                            1,240     1,519
                                                     _______   _______

  Total liabilities                                   32,604    30,669
                                                     _______   _______
Commitments and Contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and
  outstanding 13,162 shares at
  December 31, 1997 and 1996                              13        13
 Additional paid-in capital                           25,492    25,492
 Accumulated deficit                                 (22,547)  (20,218)
 Cumulative translation adjustment                      (128)       89
                                                     _______   _______
  Total shareholders' equity                           2,830     5,376
                                                     _______   _______
   Total Liabilities & Shareholders' Equity          $35,434   $36,045
                                                     =======   =======

See Notes to Consolidated Financial Statements

                              Page 10 of 34

              Rheometric Scientific, Inc. and Subsidiaries
                  Consolidated Statements of Operations

(In thousands, except per share amounts)

                                      12 Months Ended December 31,
                                   1997        1996     1995
                                   _______    _______  _______

Sales                              $37,539    $41,115  $41,244

Cost of sales                       20,728     22,240   22,137
                                   _______    _______  _______

Gross profit                        16,811     18,875   19,107

Marketing and selling expenses       9,122     10,537   10,240
Research and development expenses    3,145      3,055    2,705
General and administrative expenses  2,597      3,532    3,115
Impairment of long-lived assets         --      2,438       --
Restructuring expense                  940         --       --
Goodwill amortization                   96        405      327
Intangible amortization                276        357      254
Loss on sale/leaseback                  --      2,368       --
                                   _______    _______  _______
                                    16,176     22,692   16,641
                                   _______    _______  _______
Operating income (loss)                635     (3,817)   2,466

Interest expense                    (1,523)    (1,847)  (1,037)
Interest expense - Affiliate          (835)      (786)    (666)
Interest income                         12        196       10
Foreign currency loss                 (437)        (5)    (307)
                                    ______    _______  _______

(Loss) earnings before income taxes (2,148)    (6,259)     466
Income tax expense                     181         88       75
                                   _______    _______  _______

Net (loss) earnings              $ (2,329)  $ (6,347) $    391
                                   =======    =======  =======

Net (loss) earnings per share
  Basic                             $(0.18)    $(0.48)   $0.03
                                   =======    =======  =======
  Diluted                           $(0.18)    $(0.48)   $0.03
                                   =======    =======  =======
Average number of shares outstanding
  Basic                             13,162     13,162   13,162
                                   =======    =======  =======
  Diluted                           13,162     13,162   13,262
                                   =======    =======  =======


See Notes to Consolidated Financial Statements


              Rheometric Scientific, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows

(in thousands)

                                               12 Months Ended December 31,

                                                 1997      1996       1995
                                                ______    ______     ______

Cash Flows from Operating Activities
Net (loss) earnings                            $(2,329)   $ (6,347)  $    391
Adjustments to reconcile net (loss) earnings
   to net cash used in operating activities:
  Depreciation and amortization of plant
   and equipment                                   786         874      1,029
  Amortization of goodwill                          96         405        327
  Provision for slow moving inventory              819         398        267
  Amortization of intangibles                      276         357        254
  Loss on sale/leaseback financing                  --       2,368         --
  Loss on sale/retirement of property, plant, and
    Equipment                                       --           9         93
  Unrealized currency (gain) loss                  418        (140)       456
  Impairment of long-lived assets                   --       2,438         --
Changes in assets and liabilities:
  Receivables                                     (224)     (1,771)    (4,515)
  Inventories                                   (3,606)     (1,177)       956
  Prepaid expenses and other assets                (78)        808       (866)
  Accounts payable and accrued liabilities        (330)        224        439
  Payable to affiliate                             271         493        668
  Other assets                                      59        (301)       (13)
  Restructuring reserve                            940          --         --
  Other non-current liabilities                    (22)        280        (76)
                                               _______     _______    _______
Net cash used in operating activities           (2,924)     (1,082)      (590)

Cash Flows from Investing Activities:
  Purchases of property, plant, and equipment    (158)        (469)      (373)
                                              _______      _______    _______
Net cash used in investing activities            (158)        (469)      (373)

Cash Flows from Financing Activities

  Repayment under line of credit agreement         --       (3,020)        --
  Borrowings against accounts receivables       1,018           --         --
  Borrowings under line of credit agreements    1,214        4,700         80
  Repayment of long-term debt/lease obligation   (189)      (5,763)      (553)
  Proceeds from long-term note payable             --          246         --
  Repayment of short-term debt affiliate           --         (375)        --
  Proceeds from long-term debt affiliate           --           --      2,400
  Net proceeds from sale/leaseback arrangement     --        5,734         --
Mortgage participation                            861         (861)        --
                                              _______      _______    _______
Net cash provided by financing activities       2,904          661      1,927

Effect of Exchange Rate Changes on Cash           (11)          12       (347)
                                              _______      _______    _______

Net (decrease) increase in cash                  (189)        (878)       617
Cash at beginning of period                       486        1,364        747
                                              _______      _______    _______
Cash at end of period                         $   297     $    486    $ 1,364
                                              =======      =======    =======


See Notes to Consolidated Financial Statements

                              Page 12 of 34


              Rheometric Scientific, Inc. and Subsidiaries
             Consolidated Statements of Shareholders' Equity

                                              Additional               Cumulative      Total
(In thousands)                 Common Stock     Paid-in   (Accumulated  Translation  Shareholders'
                              Shares  Amount    Capital    Deficit)    Adjustment      Equity
                              ________  _____   _______   ________     _________    __________

Balance at December 31, 1994    13,162   $13    $24,759    $(14,262)   $   43          $10,553
                                ______   ___    _______    ________     _____          _______
Net Income                          --    --         --         391        --              391
Translation adjustment              --    --         --          --       (56)             (56)
                                ______   ___    _______    ________     _____          _______
Balance at December 31, 1995    13,162    13     24,759     (13,871)      (13)          10,888
                                ______   ___    _______    ________     _____          _______
Net Income                          --    --         --      (6,347)       --           (6,347)
Warrants                            --    --        733          --        --              733
Translation adjustment              --    --         --          --       102              102
                                ______   ___    _______    ________     _____          _______
Balance at December 31, 1996    13,162    13     25,492     (20,218)       89            5,376
                                ______   ___    _______    ________     _____          _______
Net Income                          --    --         --      (2,329)       --           (2,329)
Translation adjustment              --    --         --          --      (217)            (217)
                                ______   ___    _______    ________     _____          _______
Balance at December 31, 1997    13,162   $13    $25,492    $(22,547)   $ (128)         $ 2,830
                                ======   ===    =======    ========    ======          =======


See Notes to Consolidated Financial Statements


Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation and Operations
The consolidated financial statements include the accounts of Rheometric Scientific, Inc., and its wholly-owned subsidiaries (referred to as "Rheometric" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Axess Corporation ("Axess" or the "Affiliate") owns 76.6% of the outstanding shares of the Company's Common Stock as of December 31, 1997.

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

Revenue Recognition
Product sales are recorded upon shipment. Service revenues are recorded as services are performed. Maintenance agreement revenues are recorded on a straight-line basis over the terms of the respective agreements. Service revenues for the years ended December 31, 1997, 1996, and 1995, were $3,397,000, $3,820,000, and $3,706,000, respectively. Deferred revenue relating to maintenance agreements amounted to $813,394 and $896,098 at December 31, 1997 and 1996, respectively, and is included in Accrued liabilities in the accompanying Consolidated Balance Sheets.

Inventories
Inventories, consisting of purchased materials, direct labor, and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market. As of December 31, 1997 and 1996 the Company had a reserve of approximately $1,979,000 and $1,339,000, respectively, for excess and obsolete inventory. The Company reserved $600,000 of inventory in connection with the completion of the redesign of the thermal product line. The redesign was completed in the third quarter of 1997.

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

No provision has been made for U.S. income taxes which would be payable if undistributed earnings of approximately $498,000 as of December 31, 1997 of foreign subsidiaries were distributed to the Company in the form of dividends, since it is management's intention to permanently reinvest such earnings in the related foreign operations.

Goodwill and Intangibles
Goodwill is amortized using the straight-line method over seven years. All other intangibles are amortized using the straight-line method over the respective useful life. (See Accounting for the Impairment of Long-Lived Assets.)

Total accumulated amortization of capitalized software for the year ended December 31, 1997 and 1996 was $503,000 and $357,000, respectively. The unamortized balance of capitalized software development costs totaled $167,000 in 1997, and $313,000 in 1996, which is amortized using a three-year useful life. Amortization expense relating to capitalized software development costs for the year ended December 31, 1997 and 1996 totaled $146,000 and $43,000, respectively.

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

Net cash used in operating activities for the years ended December 31, 1997, 1996, and 1995, respectively, reflects cash payments for interest of $2,044,600, $2,114,700, and $1,165,700, and income taxes of $49,200,
$102,700, and $44,300, respectively. The bad debt expense for the years ended December 31, 1997, 1996, and 1995 was $108,200, $37,600, and
$182,700, respectively.

Fair Value of Financial Instruments
The estimated fair value of the Company's debt instruments as of December 31, 1997 and 1996 approximates the carrying amount. The fair value of the debt instruments is estimated based on the discounted future cash flows using currently available interest rates. The Company's letter of credit instrument is not recognized in the Company's consolidated balance sheet and a reasonable estimate of fair value could not be made.

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

Accounting for the Impairment of Long-Lived Assets
The Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") in March 1995. FAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the
carrying value of a Long-Lived asset may not be recoverable.   As a
result of this review, an impairment was recognized in 1996 relating to the goodwill generated by the acquisition of PL Thermal Sciences Business in 1994 and the intangible asset recorded in connection with the 1995 purchase of the Mettler property rights for the RM180 and the RM260.

In 1994, the Company acquired the PL Thermal Sciences Business which included an engineering, manufacturing, sales, and service operation in the United Kingdom. Goodwill of $2,592,000 was recorded and was being amortized over seven years. In late 1995, management reviewed the design of the core thermal products and in early 1996 implemented a plan to redesign the core products and incorporate its new Windowsr95 RSI Orchestrator software. It was determined that these redesigns were necessary to remain competitive. Additionally, in mid 1996, management decided it would be cost effective to consolidate the UK's engineering and manufacturing operations in the United States. As a result of the significant physical change in the product line acquired, management reviewed the recoverability of the carrying amount of the goodwill balance. An evaluation was made of the future cash inflows and outflows related to the thermal products acquired in connection with the aforementioned acquisition. Based on this evaluation, an impairment of $1.7 million was recognized. This loss of $1,742,000 is included in 1996 operating expenses under Impairment of long-lived assets.

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

(Loss) Earnings Per Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15. "Earnings Per Share" ("Opinion 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted reflects the potential dilution that could occur if outstanding options and warrants were exercised. The company has adopted SFAS 128 and has restated all prior-period EPS data presented.

Other Matters
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and require that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company is reviewing these standards of disclosure for adoption in 1998.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," for fiscal years beginning after June 15, 1999. The provisions of SFAS No. 133 require all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. At present time the Company is reviewing the potential impact of this standard.

2.  Property, Plant and Equipment

Property, plant and equipment as of December 31 consisted of the following:


                                            1997              1996
                                        ___________        __________
Assets under direct financing lease     $ 6,300,000        $ 6,300,000
Buildings                                   133,000            133,000
Machinery and equipment                   2,367,000          2,362,000
Office equipment                          5,622,000          5,633,000
Transportation equipment                    195,000            205,000
Leasehold improvements                      434,000            461,000
Assets under capital lease                  853,000            853,000
                                         __________         __________
                                        $15,904,000        $15,947,000
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

 A lease obligation was recorded and the asset written down to the amount of the proceeds. As a result of the sale, the Company recognized a loss on its income statement of $2,368,000, the differences between the proceeds of the sale and the cost of the facility as carried on the Company's balance sheet. The assets will be amortized over the life of the lease on a straight-line basis. Accumulated amortization on these assets under direct financing was $766,000 and $352,000 as of December 31,1997 and 1996, respectively.

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

3.  Long-term Debt and Short-term Borrowings

Long-term debt as of December 31 consisted of the following:

                                         1997            1996
                                     ________        ________
Obligation under sale/leaseback
  payable through February 2011,
  with interest imputed at a rate of
  13.9% and 22.8%for 1997 and
  1996, respectfully               $4,857,000        $4,967,000

Note payable through November
   1999 with interest at 9.54%        167,000           246,000
                                  ___________       ___________

                                    5,024,000         5,213,000
Less current maturities               227,000           110,000
                                  ___________        __________
                              $     4,797,000      $  5,103,000
                                   ==========        ==========

On February 20, 1997, as a result of the Landlord refinancing the mortgage on the property, the Company's annual lease payment was significantly reduced for the remaining life of the lease. This resulted in the reduction of the imputed interest rate to 13.9% from 22.8% in the original lease.

The annual maturities of the long-term note payable are as follows: 1998
- $88,000 and 1999 - $79,000.  For details of the lease obligation, see
Note 8 - Commitments and Contingencies.

Short-term Borrowings

On February 23, 1996, simultaneously with the consummation of the sale/leaseback arrangement, the Company entered into the Loan Agreement, which provides for a working capital revolving credit facility in the amount of $11,500,000 with an initial three-year term, expiring on February 23, 1999.

On March 31, 1998, the Company's bank amended the Loan Agreement with regards to the facility limit and inventory sublimit. Effective April 1, 1998 and on the opening of business on Wednesday of each consecutive week thereafter, both the facility limit and inventory sublimit will decrease by $25,000. As of December 31, 1997 the facility limit is $11,500,000 and the inventory sublimit is $6,000,000.

The amount of available credit is determined by the level of certain eligible receivables and inventory. The Company's obligations under the Loan Agreement are collateralized by substantially all of the Company's assets.

The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under the Loan Agreement. Total borrowings were $8,769,000 with remaining availability of approximately $2,400,000 at December 31, 1997. Borrowings at December 31, 1997 were $5,216,000 with domestic banks and $3,553,000 with foreign banks.

The domestic line of credit bears interest at prime plus 1.5% (10.0% at
December 31, 1997 and 9.75% at December 31, 1996).   Interest rates on
the foreign lines of credit range between 1.9% and 3.0% in Japan and between 6.0% and 8.3% in Europe as of December 31, 1997 and between 1.9% and 3.0% in Japan and between 6.0% and 6.8% in Europe as of December 31, 1996. The weighted-average interest rate on short-term debt outstanding was 7.7% and 6.8% as of December 31, 1997 and 1996, respectively.

The amended Loan Agreement requires the Company to maintain a minimum tangible net worth and working capital, generate minimum consolidated and domestic cash flows, and achieve a minimum adjusted funded debt to adjusted tangible net worth ratio. In addition, the Loan Agreement prohibits the payment of cash dividends or cash distributions to shareholders.

During 1997 and the first half of 1998, the Company had been in violation of certain debt covenants associated with its obligation under a sale/leaseback arrangement and its short-term loan agreement. The Company has obtained waivers covering these violations and believes that they will be in compliance with applicable debt covenants for periods subsequent to June 30, 1998. Financial covenants under the sale/leaseback arrangement have been waived through December 31, 1998.

The Loan Agreement also provides certain letters of credit facilities for operations of the Company's foreign subsidiaries.

The Company's Loan and Security Agreement (the "Loan Agreement") expires on February 23, 1999, and the lender notified the Company in August 1998 that the Loan Agreement will not be extended beyond the expiration date. Following that notification, the Company has commenced discussions with other prospective lenders to replace the credit facility provided by the Loan Agreement with a credit facility with a maximum available credit of $10,000,000. The ability to proceed with a lesser maximum credit than available under the current Loan Agreement is based on existing improvements in the management of the Company's working capital. While the Company believes it will be able to secure a new credit facility on or prior to the expiration date of the Loan Agreement, it has not yet received a commitment for such a facility and there can be no assurance that it will do so.

The Company's foreign subsidiaries sell certain accounts receivable balances to financial institutions. At December 31, 1997 trade receivables discounted with recourse amounted to $958,000 and is shown as borrowings on the balance sheet. During the years ended December 31, 1997, 1996, and 1995, approximately $4,678,536, $3,205,000, and
$5,276,000, respectively, of trade receivables were sold, with recourse, to banks.

4.  Long-term Debt - Affiliate

Long-term debt - affiliate as of December 31 consisted of the following:

                                                    1997         1996
                                                  ________     ________
Subordinated term note due February 28,
1999 with interest at 12% per annum             $ 6,258,000  $ 6,258,000
                                                  =========    =========

The Company and Axess executed various subordinated term loans during the years ended December 31, 1993, 1994 and 1995 aggregating $5,740,000. On February 23, 1996, Axess and the Company consolidated all of the outstanding notes and deferred interest amounting to $517,972 into a new subordinated note for an aggregate amount of $6,258,000. The new note bears interest at 12% payable monthly and is due February 28, 1999. Payment of interest is contingent upon cash flow availability.

5.  Income Taxes

The components of deferred tax assets and (liabilities) as of December 31 consisted of the following:
                                                      1997          1996
                                                   __________    __________
  Inventory reserves, inventory capitalization,
     and intercompany profit in inventory          $1,248,000    $1,012,000
  Other                                             2,098,000     1,140,000
  Net operating loss carryforwards                  8,250,000     6,191,000
  Research and development and other tax
     credit carryforwards                           1,030,000     1,025,000
                                                   __________    __________
  Gross deferred tax assets                        12,626,000     9,368,000
                                                   __________    __________
  Gross deferred tax liabilities                     (308,000)    (  73,000)
                                                   __________    __________
  Net deferred tax asset before valuation
     allowance                                     12,318,000     9,295,000
  Valuation allowance on deferred tax assets      (12,318,000)   (9,295,000)
                                                   __________    __________
  Net deferred tax asset                          $        --    $       --
                                                  ===========    ==========

A valuation allowance is established when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

At December 31, 1997, the Company had Federal net operating loss carryforwards for income tax purposes of approximately $8,565,000 which expire in 2005 through 2011, State net operating losses of $12,649,000, which expire 1998 through 2003, and foreign loss carryforwards of approximately $12,878,000, a portion of which may be carried forward indefinitely. The Company also has other tax credit carryforwards aggregating approximately
$1,030,000 at December 31, 1997, which expire in 2001 through 2010.

The change in ownership resulting from the August 21, 1992 sale of Common Stock and a subordinated convertible debenture will result in a limitation on future annual utilization of domestic tax credits and net operating losses, pursuant to Internal Revenue Code Sections 382 and 383.

(Loss) income before income taxes as of December 31 consisted of the following:

                           1997         1996        1995
                         __________  __________   __________

Domestic                $    73,000  $(4,157,000)  $  34,000
Foreign                  (2,905,000)  (2,102,000)    432,000
                         __________   __________  __________
                        $(2,832,000) $(6,259,000)  $ 466,000
                          =========   ==========   =========

The components of income tax expense for the years ended December 31 consisted of the following:


                                  1997         1996          1995
                                _________    _________     _________
Federal:
     Current                    $  30,000    $      --     $      --
     Deferred                          --           --            --
                                _________    _________     _________
                                   30,000           --            --
                                _________    _________     _________
Foreign:
     Current                      143,000       83,000        72,000
      Deferred                         --           --            --
                                _________   __________     _________
                                  143,000       83,000        72,000
                                _________   __________     _________
State:
     Current                        8,000        5,000         3,000
     Deferred                          --           --            --
                                _________    _________     _________
                                    8,000        5,000         3,000
                                _________   __________    __________
                                $ 181,000   $   88,000    $   75,000
                                =========   ==========    ==========

The Company's effective tax rate varies from the statutory federal tax rate as of December 31 as a result of the following:

                                             1997        1996        1995
                                          __________   _________   _________
Computed statutory income
  tax (benefit) provision               $  (974,000) $(2,128,000)   $158,000
State income taxes, net  Federal
  tax benefit                                 7,000        3,000       2,000
Foreign taxes in excess of statutory rate    75,000       11,000       9,000
Utilization of net operating losses              --           --    (146,000)
Effect of loss carryforwards not
  recognized                              1,067,000    2,195,000      42,000
Goodwill and other nondeductible
  acquisition costs                              --           --       2,000
Other                                         6,000        7,000       8,000
                                          _________    _________   _________
                                          $ 181,000    $  88,000  $   75,000
                                          =========    =========  ==========

6.  Capital Stock and Stock Option and Incentive Plans

The Company has one stock option plan under which stock options may be granted, the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan authorizes the issuance of up to 250,000 shares of the Company's common stock pursuant to incentive stock options granted under the 1996 Plan. Stock options are granted at prices which equate to the market value of the stock on the date of option grant. Options generally become exercisable in ratable installments over a four-year period, with unexercised options expiring no later than 10 years from the date of grant.

In September 1997, the Board of Directors amended the plan to include outside members of the Board of Directors who are not officers or employees of the Company. The Board of Directors then granted stock options totaling 50,000 shares at an option price of $1.38. The options expire no later than 10 years from the date of grant.

In February 1998, the Board of directors amended the 1996 Plan to increase the number of shares of common stock issuable pursuant to its terms to 500,000 shares.

Stock option activity for the years 1997 and 1996 is as follows:


                                            1997                1996
                                  ___________________ __________________
                                             Weighted            Weighted
                                             Average             Average
                                             Exercise            Exercise
                                    Shares   Price      Shares   Price
                                   ________ ________   ________ ________

Outstanding at January 1,          145,900   $1.75     146,400   $1.75
            Granted                 50,000    1.38          --      --
            Exercised                   --      --          --      --
            Canceled                29,500    1.75         500    1.75

Outstanding at December 31,        166,400    1.64     145,900    1.75

Excercisable at December 31,        29,100    1.75      18,238     1.75

Available for grant at
  December 31,                      83,600             104,100

Weighted average fair value of
 Options granted during the period   $1.38               $1.75


The following table summarizes the information about stock options outstanding at December 31, 1997.

                         Options Outstanding                      Options Exercisable
                     __________________________                 ___________________
                                       Weighted
                     Number           Average      Weighted       Number        Weighted
                     Outstanding at   Remaining    Average      Outstanding at  Average
Range of             December 31,     Contractual  Exercise     December 31,    Exercise
Exercise Prices         1997         Life (Years)    Price        1997           Price
____________         ___________       _________    ________    __________      _________

$1.38 - $1.75           166,400            2.5        $1.64        29,100        $1.75


The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and, accordingly, no compensation cost has been recognized in the Statements of Operations. Had the Company accounted for stock options under the fair value method of SFAS 123, net loss would have increased by less than $25,000 for 1997 and 1996. There was no impact on loss per share for 1997 or 1996.

The fair value for the option grants was estimated at the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions:

                                     1997      1996
                                    _____     _____

Risk free interest rate             6.67%     6.67%
Expected Volatility                50.48%    50.48%
Expected life (years)               4         4
Dividend yield                        0%        0%


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

7.  Employee Benefit Plans

The Company has a 401(k) Savings and Investment Retirement Plan (the "401(k) Plan") under which the Company matches a portion of the employees' salary deduction contributions. Substantially all domestic employees are eligible to participate in the 401(k) Plan. Contributions by the Company were $150,000, $140,000, and $129,000, for the years ended December 31, 1997, 1996, and 1995, respectively. The Company's foreign subsidiaries also sponsor employee retirement plans. The expense recorded by the Company for such plans was insignificant for the years ended December 31, 1997, 1996, and 1995. The Company does not sponsor any post-retirement health, life insurance, or related benefit plans, nor any significant post-employment benefit plans.

8.  Commitments and Contingencies

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment, principally data processing. Real estate taxes, insurance, and maintenance expenses are normally obligations of the Company. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense was $707,000, $760,000, and $857,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

On February 23, 1996, the Company entered into a sale/leaseback arrangement which is recorded as a financing on its facility in Piscataway, New Jersey. As a result of this transaction, the Company is committed to a 15-year lease with an initial annual payment of $1,180,000 payable quarterly. The facility lease is treated as debt for financial reporting purposes. See Note 3 - Long-term Debt.

On February 20, 1997, as a result of the Landlord refinancing the mortgage on the property, the Company's annual lease payment was significantly reduced for the remaining life of the lease. This resulted in the reduction of the imputed interest rate to 13.9% from 22.8% in the original lease. The resulting annual payment was $805,361, payable monthly. The lease is subject to an annual CPI adjustment which is capped at 3% per year. This decrease was the result of the Landlord refinancing the mortgage on the property. On March 1, 1998 the basic rent payment was adjusted to $820,000.

The minimum commitments under noncancellable leases consisted of the following at December 31, 1997:

                                                        Direct
                                   Operating          Financing
             Year                   Leases               Lease
          _________                _________           ___________
            1998                     474,000            818,000
            1999                     412,000            820,000
            2000                     304,000            820,000
            2001                     268,000            820,000
            2002                     257,000            820,000
            Thereafter                 2,000          6,702,000
                                   _________          _________

Total minimum lease payments      $1,717,000         10,800,000
Less amounts representing interest                    5,943,000
                                                      _________
Total lease obligation                                4,857,000
Current maturities                                      139,000
                                                      _________

Long term lease obligation under refinancing        $ 4,718,000
                                                     ==========

On August 27, 1998, the Company consummated the assignment of lease of its Epsom facility in the United Kingdom to a third party and moved its sales and service personnel to offices located in Leatherhead. In the event of non-performance by the third party, the Company is liable. Should they not perform the Company's additional cash outflow would be $213,000 per year in years 1998, 1999, 2000, 2001, 2002, and $2,453,000 thereafter.

The Company amended and restated written employment agreements with key management executives in September 1996 and March 1998, as well as entered into an employment agreement in March 1998 with a certain key management executive. Two agreements are for one year and one agreement is for three years. The minimum obligation under those contracts for 1998 aggregates approximately $385,000, and for 1999 and 2000 approximately $150,000. After the initial terms of the agreements, they will continue on a year-to-year basis. Additionally, the Company has entered into consulting agreements. The minimum obligation under the terms of the consultancy agreements is $61,000. The Company entered into a 15-year royalty agreement in August 1991 for the Elongational Rheometer Products. This royalty agreement is based on sales of the product. The Company paid royalties of $9,000 and $25,600 in 1997 and 1996, respectively.

In the ordinary conduct of its business, the Company may be party to litigation. At December 31, 1997, in the opinion of management, there are no matters pending or threatened which would have a material adverse effect on the consolidated financial position or results of operations of the Company.

9.  Foreign Operations and Geographic Information

Information concerning sales, operating (loss) income, and identifiable assets by geographic area and foreign operations for the years ended December 31 are presented below (in $'000s):

                       1997       1996         1995
                       _____      _____        _____
Sales:

Domestic          $   16,804  $   17,694   $   14,782
Europe                11,527      14,577       15,029
Japan                  9,208       8,844       11,433
                    ________    ________     ________

Consolidated      $   37,539  $   41,115   $   41,244
                    ========    ========     ========

Operating income (loss):

Domestic          $    2,083  $   (3,913)  $    1,604
Europe                (1,959)       (256)         281
Japan                    511         352          581
                    ________    ________    _________

Consolidated      $      635  $   (3,817)  $    2,466
                    ========    ========     ========


Identifiable assets:

Domestic          $   28,447  $    25,025  $   29,035
Europe                 2,967        7,539       6,066
Japan                  4,020        3,481       4,992
                    ________     ________    ________

Consolidated      $   35,434  $    36,045  $   40,093
                    ========     ========    ========


Sales from domestic operations to foreign subsidiaries amounted to $11,530,000, $9,078,000, and $9,428,000, for the years ended December 31,
1997, 1996, and 1995, respectively. Such sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk, and other factors. Included in domestic sales are export sales of $257,000, $1,731,000, and $555,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

10. Property Rights Acquisition

On January 1, 1995, the Company acquired from Mettler-Toledo AG
("Mettler") the exclusive, worldwide rights for two rheological test instruments, the RM180 and RM260, that serve the coatings, paints, biological fluids, cosmetics, and lubricants industries.

The Company has established a distribution network while Mettler continues to manufacture the two instruments and maintain necessary levels of spare parts. The Company will assume responsibility for the manufacturing, sales, and service of the two products in 1999.

The Company recorded an intangible asset of $1,525,000, included in other assets, related to the property rights acquired. The intangible asset was amortized using the straight-line method over six years. In the fourth quarter of 1996, an impairment loss of $696,000 was recognized. (See Note 1 - Accounting for the Impairment of Long-Lived Assets.)

The original cost of the property rights was 2,500,000 Swiss Francs or $1,905,500 U.S. dollars.
During the transition phase, the Company will pay Mettler for manufacturing the products plus a 10% royalty payment on sales. After the Company assumes manufacturing, Mettler will receive quarterly royalty payments based upon a percentage of sales or a minimum payment formula. Beginning in 1995, interest accrues on the unpaid balance at 6% per annum. The original cost of $1,905,500 was adjusted for anticipated interest costs to arrive at total estimated payments of $2,225,500. This amount was discounted using a 12.9% effective rate of interest. The Company recorded a liability of $1,525,000, included in other long-term liabilities. The discount is being amortized over a six-year period using the interest method. The liability balance at December 31, 1997 is $1,540,000.

11.  Related Parties

Mr. Robert E. Davis was president and CEO of the Company from September 20, 1993 through August 31, 1997. Effective January 1, 1994, the Company and Axess verbally agreed that the Company would pay to Axess a management fee, equal to $150,000 per year for Mr. Davis's services paid by Axess. The amount included in payable to affiliate at December 31, 1997 and 1996 for said services is $517,000 and $450,000, respectively.

12.  Restructuring of Operations

In the third quarter of 1997, a restructuring provision totaling $1,624,000 was recorded for the restructuring of the international manufacturing and sales and marketing operations. The restructuring charge consists of approximately $1,300,000 for costs associated with the planned sub-lease of the UK manufacturing facility, $100,000 for termination of other leases in Europe and $224,000 of severance costs for the UK manufacturing employees. At December 31, 1997 the restructuring reserve of $1,624,000 was reduced by $684,000 as the result of the assignment of the UK lease to a third party at more favorable terms than initially anticipated. The restructuring reserve of $940,000 as of December 31, 1997 is a component of accrued liabilities in the Consolidated Balance Sheet. No amounts were charged to the restructuring reserve in the fourth quarter.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

Executive Officers. Officers of the Company are appointed to serve, subject to the discretion of the Company's Board of Directors, until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

The following is a list of names and ages of all the executive officers of the Registrant, as of December 31, 1997, indicating all positions and offices held with the registrant by each such person and each such person's principal occupations or employment during the past five years.

                    Age as of
Name            March 13, 1998       Offices and Positions Held

Alan R. Eschbach       51   President and Chief Executive Officer
                            from August 31, 1997 to February 6, 1998 and
                            Director since August 31, 1997; Executive Vice
                            President, Chief Operating Officer since
                            November 10, 1994; prior thereto, Vice
                            President, Domestic & International Sales &
                            Marketing since October 1988. Mr. Eschbach was an officer of the Company from February 1982 to February 1998.

                   Age as of
Name            March 13, 1998       Offices and Positions Held

Joseph Musanti         40   Vice President, Finance & Materials and Chief
                            Financial Officer since June 1,
                            1997 and Treasurer and Assistant Secretary since July 17, 1997; prior thereto Director of Operations from November 1994 to June 1,
                            1997; UK Financial Manager from April 1994 to
                            November 1994; Manager, Materials, Cost, and
                            Inventory from October 1992 to April 1994;
                            and Cost Accountant from February 1989 to
                            October 1992.

Ronald F. Garritano    59   Vice President, Technology since June
                            1992, Vice President of Engineering
                            since July 1977.

Matthew Bilt           55   Vice President, Human Resources and
                            Administration since July 17, 1997; prior thereto Vice President, Human Resources from
                            November 10, 1994 to July 17, 1997; prior thereto, Vice President, Human Resources and
                            Administration from May 3, 1994 to November
                            10, 1994 and Director of Human Resources from June 2, 1986 to May 3, 1994.


Board of Directors. Directors of the Company are elected to hold office for one year, until the next annual meeting of shareholders or until their respective successors have been elected and qualified. The following is a list of Directors with biographical information.

                                   Principal Occupation or Employment
                                    During the Past Five Years and Office    Director
Name                      Age           (if any) Held in the Company          Since
Alexander F. Giacco       78     Chairman of the Board since August 31, 1997,   1993
                                 President and Chief Executive Officer since
                                 February 6, 1998.  Managing Director, Axess
                                 Corporation since its inception in 1991;
                                 prior thereto Chairman of the Board of
                                 Directors of HIMONTIncorporated, a plastics
                                 manufacturing company, since its formation
                                 (1983-1991), and served as CEO (1987-1990).
                                 Mr. Giacco is the father of Richard J. Giacco.

Leonard Bogner            57     President, Bogner Business Consultants, Inc.   1995
                                 since its formation in November 1994; prior
                                 thereto, Senior Chemicals Research Department
                                 Analyst, Prudential Securities Brokerage Firm,
                                 from May 1986 to October 1994.

Walter M. Bromm           63     Retired; prior thereto, Senior Vice President, 1998
                                 Montell, Inc., a polyolefin materials company, from 1993 to
                                 1997, and Senior Vice President, HIMONT
                                 Incorporated, a plastics
                                 manufacturing company from 1987 to 1993.



                                  Principal Occupation or Employment
                                  During the Past Five Years and Office        Director
Name                   Age          (if any) Held in the Company                Since

Alan R. Eschbach        51     President, Flow Technology, Inc. an              1997
                               instrumentation Company specializing in flow
                               measurement products since February 1998;
                               prior thereto President and Chief
                               Executive Officer, Rheometric Scientific, Inc.
                               from August 31, 1997 to February 6, 1998 and
                               Director since August 31, 1997; Executive Vice
                               President, Chief Operating Officer from
                               November 1994 to August 1997; and Vice
                               President, Domestic & International Sales &
                               Marketing from October 1988 to November 1994.

Richard J. Giacco       45     Vice President and General Counsel, Axess        1992
                               Corporation since its inception in 1991;
                               prior thereto served as
                               associate general counsel for Safeguard
                               Scientifics, Inc., a computer software and
                               electronics company since 1985.  Mr. Giacco is
                               the son of Alexander F. Giacco.

R. Michael Hendricks    60     President, Axess Corporation since its           1992
                               inception in 1991; Prior thereto served as
                               president and chief operating officer of
                               HIMONT Incorporated, a plastics manufacturing
                               company, since 1983.

Robert K. Prud'homme    50     Professor of Chemical Engineering at             1981
                               Princeton University since 1978; Consultant
                               to Dow Chemical Company, Block Drug, Helene
                               Curtis, and Rhodia Incorporated.

Item 11.  Executive Compensation

The following table sets forth a summary of all compensation paid or accrued by the Company for services rendered during the 12-month periods ended
December 31, 1997, 1996, and 1995, to the Company's chief executive officer and the four most highly compensated executives of the Company whose aggregate salary and bonus exceeded $100,000 for the 12-month period ended
December 31, 1997 (the "Named Executive Officers"):




                           Executive Compensation
                                 Annual Compensation              Long Term
                                 __________________              Compensation
                                                                 ___________
                                                                    Awards
                                                     All other     Securities
Name and                             Salary         Compensation    Underlying
Principal Position            Year     ($)    Bonus     ($)          Options
_________________________    _____  _______   _____  ___________    _________

Alan R. Eschbach (2)          1997  $165,614      0      $2,235             0
President, Chief Executive    1996   161,313      0       3,289        28,000
Officer, and Director         1995   153,948 $4,996       3,150             0

Robert E. Davis (3)           1997   100,000      0           0             0
Chief Executive Officer and   1996   150,000      0           0             0
President                     1995   150,000      0           0             0


                              Page 27 of 34

                                                             Awards
                                                All other   Securities
Name and                          Salary       Compensation Underlying
Principal Position          Year    ($)   Bonus    ($)      Options
___________________________ _____ _______ _____ __________ _________

Ronald F. Garritano         1997  146,506      0   2,672         0
Vice President, Technology  1996  144,687      0   2,889    18,000
                            1995  140,658  3,293   2,809         0

Matthew Bilt                1997  116,693      0   1,660         0
Vice President, Human       1996  115,582      0   1,425     9,400
Resources                   1995  114,423  2,585   1,386         0

John Fuhrmeister (4)        1997  120,383      0   2,235         0
Vice President, Finance     1996  124,363      0   2,430         0
& Administration            1995  121,047  2,770   1,986         0

__________________________
(1)   Company  contributions under the Savings and Investment  Retirement
  Plan.
(2)  Mr. Eschbach resigned on February 6, 1998.  Mr. Alexander F. Giacco became president and chief executive officer effective that date.
(3)  Mr. Davis served as president and CEO of the Company from September
  20, 1993 to August 31, 1997.  Rheometric and Axess verbally agreed that
  Rheometric would pay to Axess a management fee, equal to $150,000 per year, for said services.  See Item 13. Certain Relationships and Related
  Transactions.
(4)  Mr. John Fuhrmeister left the Company effective May 23, 1997.


Options Exercises and Holdings

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the last fiscal year.

Aggregated Option Exercises in Last Fiscal year and FY-End Option Values

                    Number of Securities          Value of Unexercised
                    Underlying Unexercised        In-the-Money Options at
                    Options at 12-31-97 (#)       12-31-97 ($) (1)
                    Exercisable  Unexercisable    Exercisable Unexercisable

Alan R. Eschbach        7,000       21,000            $0         $0
Ronald F. Garritano     4,500       13,500            $0         $0
Matthew Bilt            2,350        7,050            $0         $0
______________
(1) Market value of in-the-money shares on December 31, 1997 ($0.938), less option exercise price.

Stock Options
The Company currently has a Non-Qualified Stock Option Plan (the "1996
Plan").   The 1996 Plan was adopted by the Board of Directors in February
1996 and approved by the shareholders in June 1996. No options were granted to employees during the 12-month period ended December 31, 1997.

Option Exercises and Year-End Value

To date, no options under the Option Plan have been exercised.

Compensation of Directors. Non-employee directors of the Company are paid an annual retainer fee of $3,000, plus $1,000 per Board meeting attended and reimbursement of their travel expenses. No fees are paid for committee meetings or special telephone meetings. In 1997, two non-employee directors were granted options for 25,000 shares of common stock.

Employment Agreements. The Company amended and restated written employment agreements with Mr. Bilt in September 1996 and with Mr. Garritano in March 1998. In addition, the Company entered into a written employment agreement with Mr. Musanti in March 1998. Under these agreements, base annual salary is $150,000 for Mr. Garritano, $115,000 for Mr. Bilt, and $120,000 for Mr. Musanti, all subject to discretionary increase by the Board of Directors. Messrs. Bilt and Musanti's employment agreements have an initial term of one year and can be continued from year to year thereafter. Mr. Garritano's agreement, which was amended in March 1998, has an initial term of three years and can be continued from year to year thereafter.

The employment agreements contain a provision that provides for the executives to be compensated should their employment be terminated upon a change of control. Messrs. Bilt and Musanti's agreements indicate that they would be entitled to receive one year's base pay, plus any bonus participation or other benefit that the executive may be entitled to for
up to one year.   Upon a termination due to a change of control, Mr.
Garritano's employment agreement provides for the greater of the term of the agreement or one year's base pay, plus any bonus participation or other benefit that the he may be entitled to. If a change of control were to occur today and Mr. Garritano's employment was terminated, Mr. Garritano would be entitled to receive $491,538.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to persons known by the Company, as of March 13, 1998, to be the beneficial owners of more than 5% of outstanding Common Stock.

Unless otherwise indicated, each such person has sole voting and dispositive power over the shares indicated.



   Name and Address                        No. of Shares    Percent
_______________________                    ____________ _________

Axess Corporation
  100 Interchange Blvd.
  Newark, Delaware 19711-3549           10,076,257      76.6%

Dr. Joseph M. Starita
  20553 State Route 245
  Marysville, OH  43040-0648               711,135       5.4%


Security Ownership of Management

Rheometric Scientific, Inc. Common Stock Ownership

The following table sets forth information as of March 13, 1998 with respect to shares of Common Stock beneficially owned by each director and named executive officer (see "Item 11. Executive Compensation") of the Company and by all directors and Named Executive Officers as a group.


                                      No. of Shares
      Name and Title                  Beneficially Owned (1)     Percent
__________________________________    __________________        ________

Alexander F. Giacco, Chief Executive
   Officer, Chairman of the Board         66,000 (2)             *

Alan R. Eschbach, Ex-Chief Executive
    Officer, Director (3)                  2,240                 *

Robert E. Davis, Ex-Chief Executive
    Officer and Ex-Director                5,000                 *

Leonard Bogner, Director  (4)                 --                --

Walter M. Bromm, Director  (5)                --                --

Richard J. Giacco, Director                3,000 (6)             *

R. Michael Hendricks, Director             3,000                 *

Robert K. Prud'homme, Director (7)            --                --

Matthew Bilt, Vice President, Human
  Resources & Administration               4,350                 *

Ronald F. Garritano, Vice President,
   Technology                              8,235                 *

Joseph Musanti, Vice President,
   Finance  & Materials                    1,625                 *

John C. Fuhrmeister, Ex-Vice President,
   Finance & Administration                   --                --

All directors and executive officers as
 a group (12 persons) (8)                 93,450                 *

* Denotes less than 1% of the outstanding shares of Common Stock.
(1)  In accordance with Rule 13d-3 under the Securities Exchange Act of
  1934 ("1934 Act"), a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock (1) over which he or she has or shares voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days from March 13, 1998. "Voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. All persons shown in the table above have sole voting and investment power, except as otherwise indicated.
(2) Includes beneficial ownership of 10,000 shares held as custodian for grandchildren.
(3) Does not include (i) 28,000 shares underlying options canceled due to Mr. Eschbach's resignation as an officer of the Company and (ii)
  25,000 shares underlying options granted subject to shareholder approval.
(4) Does not include 25,000 shares underlying options granted subject to shareholder approval.
(5) Does not include 25,000 shares underlying options granted subject to shareholder approval.
(6) Includes beneficial ownership of 1,000 shares held in an investment partnership for the benefit of his children and managed by Mr. Giacco.
(7) Does not include 25,000 shares underlying options granted subject to shareholder approval.
(8) Does not include 100,000 shares underlying options granted subject to shareholder approval.



Axess Corporation Common Stock Ownership

The following table sets forth information as of March 13, 1998 with respect to shares of Axess Corporation Common Stock beneficially owned by directors and Named Executive Officers of Rheometric Scientific, Inc.:


                                      No. of Shares
     Name and Title                   Beneficially Owned (1)     Percent
__________________________________    ________________            _______

Robert E. Davis, Ex-CEO, Ex-Director (2)      469,565            21.6%

Alexander F. Giacco, Chief Executive Officer
  and Chairman of the Board                   469,565 (3)        21.6%

Richard J. Giacco, Director                    46,957             2.6%

R. Michael Hendricks, Director                187,826 (4)         8.6%

(1)    Axess   Corporation  is  a  privately  held  Delaware  corporation established in 1991. See note 1 above under "Rheometric Scientific, Inc. Common Stock Ownership."
(2)  Robert E. Davis retired effective August 31, 1997.
(3) 446,087 shares (20.3%) are owned by revocable trust. 23,478 shares (1.3%) held by a company in which Mr. Giacco has sole voting power.
(4)  Owned by revocable trust.


Item 13.  Certain Relationships and Related Transactions

Mr. Robert E. Davis was president and CEO of the Company from September 20, 1993 to August 31, 1997. In January 1994, the Company and Axess verbally agreed that the Company would pay to Axess a management fee, equal to $150,000 per year. Included in accrued liabilities at December 31, 1997 is $517,000 for said services.

On February 23, 1996, Axess and the Company consolidated all outstanding debt of the Company to Axess, totaling $5,740,000, along with deferred interest amounting to $517,972, into a new subordinated note for an aggregate amount of $6,257,972. The new note bears interest at 12% payable monthly and is due February 28, 1999.

At December 31, 1997, the Company owed to Axess $148,088.20 for insurance premium advances.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)  The following documents are filed as a part of this Report.

     (1) Financial statements - All financial statements are set forth under Item 8, pages 10 through 25

              Independent auditor's report on consolidated financial statements and on schedules is on page 9

     (2)  Financial statement schedules:  none
          The required information is inapplicable or the information is presented in the financial statements or related notes

     (3)    Exhibits (numbered in accordance with Item 601 of Regulation
     S-K).

       3.1 Certificate of Incorporation of the Registrant, as Amended, incorporated by reference to Exhibit 3.1 to the Company's
           Quarterly Report on Form 10-Q for the period ended March 31,
           1995 (File No. 0-14617).
       3.2 By-Laws of the Registrant, as Amended, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-
           14617).
       4.1 Specimen Certificate representing Common Stock of the
           Registrant, incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1, File No. 33-807 filed on October 10, 1985.
       4.2 Warrant to Purchase 132,617 shares Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
       4.3 Warrant to Purchase 331,543 shares of Common Stock of
           Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
      *4.4 Rheometric Scientific, Inc. 1996 Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company's
           Quarterly Report on Form 10-Q for the period ended June 30,
           1996 (File No. 0-14617).
     *10.3 Amended and Restated Employment Agreement between
           Ronald F. Garritano and the Company.
     *10.4 Employment Agreement between Matthew Bilt and the
           Company, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 0-14617).
     *10.5 Employment Agreement between Joseph Musanti and the
           Company
      10.6 Loan and Security Agreement with Fleet Capital
           Corporation dated February 23, 1996, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
      10.7 Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
      10.8 Revolving Credit Facility Note - Fleet Capital Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
      10.9 Subordination Agreement between Axess Corporation and Fleet
           Capital Corporation, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
     10.10 Subordination Agreement between Axess Corporation and RSI (NJ)
           QRS 12-13, Inc., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
     10.11 Amended and Restated Subordinated Unsecured Working Capital
           Note - Axess Corporation, incorporated by reference to Exhibit
           10.28 to the Company's Annual Report on Form 10-K dated December
           31, 1995 (File No. 0-14617).
     10.12 First Amendment to Lease Agreement dated June 10, 1996 between
           RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc.
           incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.13 Second Amendment to Lease Agreement dated February 20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).

     10.14 Amendment Letter dated May 2, 1997 by Fleet Capital Corporation, amending Sections 9.1(J) and 9.3(D) of the Loan and Security Agreement dated February 23, 1996, incorporated by reference to
           Exhibit 10.14 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.15 Amendment Letter  dated May 6, 1997 by RSI (NJ) QRS-12-13,
           Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.16 Amendment to Loan and Security Agreement with Fleet Capital Corporation dated March 31, 1998
       22  Subsidiaries of the Registrant, incorporated by reference to
           Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14617).
       23  Consent of Independent Auditors.

           * Management contract or compensatory plan or arrangements

     (b) No report on Form 8-K was filed during the quarter ended December 31, 1997.

     (c) Exhibits to this Form 10-K are incorporated by reference as stated above.

                               SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                         RHEOMETRIC SCIENTIFIC, INC.


                         By:    /s/ A F Giacco
Date: September 10, 1998      Alexander F. Giacco,Chairman,
                               President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                      Title                   Date


 /s/ A F Giacco            Chairman, President, and      September  10, 1998
Alexander F. Giacco        Chief Executive Officer
                           (principal executive officer)

/s/ Joseph Musanti         Vice President, Finance       September 10, 1998
Joseph Musanti             and Materials; Chief
                           Financial Officer; and Assistant
                           Secretary (principal financial and
                           (principal accounting officer)


  /s/ Leonard Bogner       Director                      September  10, 1998
Leonard Bogner


                           Director
Walter M. Bromm


/s/ Alan R. Eschbach       Director                      September 10, 1998
Alan R. Eschbach


/s/ Richard J. Giacco      Director                      September  10, 1998
Richard J. Giacco


/s/ R. M. Hendricks        Director                      September 10, 1998
R. Michael Hendricks


                           Director
Robert K. Prud'homme