Form 10-Q
period 1998-03-31
RHEOMETRIC SCIENTIFIC INC
filed 1998-10-07
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1998
                              ______________

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  0-14617

                 RHEOMETRIC SCIENTIFIC, INC.
   ______________________________________________________
   (Exact name of registrant as specified in its charter)

           New Jersey                       61-0708419
     ___________________________   _______________________
 (State or other jurisdiction of    (I.R.S. Employer Identi-
     incorporation or organization)      fication Number)

     One Possumtown Road, Piscataway, NJ         08854-2103
    ___________________________________       ____________
    (Address of principal executive offices)   (Zip Code)

                           (732) 560-8550
     ____________________________________________________
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes           No   X
                        ______       ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                       Outstanding at May 15, 1998
__________________________     ___________________________
Common Stock, no par value                   13,161,739



           RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands)            (Unaudited)

                                              March      December
                                              31, 1998    31, 1997
                                              _________  _________
ASSETS
Current Assets
 Cash                                        $  506      $   297
 Accounts receivable, net                     10,788      14,916
 Inventories, net
  Finished goods                               4,992       5,659
  Work in process                              2,015       2,650
  Assembled components, materials, and parts   6,152       3,550
                                             _______     _______
                                              13,159      11,859
 Prepaid expenses and other assets               546         813
                                             _______     _______
  Total current assets                        24,999      27,885
                                             _______     _______
Property, plant, and equipment                15,968      15,904
 Less accumulated depreciation and
  amortization                                  9,613      9,475
                                             _______     _______
 Property, plant, and equipment, net           6,355       6,429
Other assets                                   1,370       1,120
                                             _______     _______
  Total Assets                               $32,724     $35,434
                                             =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings                  $ 7,275     $ 8,769
 Current maturities of long-term debt            229         227
 Accounts payable                              3,711       3,931
 Borrowings against accounts receivable          592         958
  Payable to affiliate                         1,256       1,064
  Accrued liabilities                          5,150       5,360
                                             _______     _______
  Total current liabilities                   18,213      20,309
                                             _______     _______

Long-term note payable                            59          79
Long-term debt lease obligation                4,773       4,718
Long-term debt - affiliate                     6,258       6,258
Other long-term liabilities                    1,267       1,240
                                             _______     _______

  Total liabilities                           30,570      32,604
                                             _______     _______

Commitments and Contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and
  outstanding 13,162 shares                       13          13
Additional paid-in capital                    25,492      25,492
Accumulated deficit                          (23,169)    (22,547)
Cumulative translation adjustment               (182)       (128)
                                             _______     _______
  Total shareholders' equity                   2,154       2,830
                                             _______     _______
   Total Liabilities & Shareholders' Equity  $32,724     $35,434
                                             =======     =======

See Notes to Condensed Consolidated Financial Statements.

                           2 of 14

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except per share data)

                         (Unaudited)
                                        Three Months Ended
                                             March 31,
                                         1998       1997
                                        ______     ______

Sales                                  $ 6,794    $ 8,317

Cost of sales                            3,519      4,759
                                        ______    _______
Gross profit                             3,275      3,558
                                       _______    _______
General and administrative expenses        286        705

Marketing and selling expenses           2,339      2,179

Research and development expenses          519        747

Goodwill and intangible amortization        59         80

Total Operating Expenses                 3,203      3,711
                                        ______     ______
Operating income/(loss)                     72       (153)

Interest expense                          (382)      (411)
  Interest expense - Affiliate            (214)      (203)
  Interest income                           --         17
  Foreign currency loss                    (94)      (289)
                                        ______     ______
Loss before income taxes                  (618)    (1,039)

Income tax expense                          (4)        (3)
                                        ______     ______
Net loss                               $  (622)   $(1,042)

Net loss per share
    Basic                              $ (0.05)   $ (0.08)
    Diluted                            $ (0.05)   $ (0.08)
Average number of shares
   Outstanding
    Basic                               13,162     13,162
                                        ======     ======
    Diluted                             13,162     13,162
                                        ======     ======

See Notes to Consolidated Financial Statements.


                           3 of 14

                 RHEOMETRIC SCIENTIFIC, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)           (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  1998         1997
                                                 _____        _____
Cash Flows from Operating Activities:
Net loss                                         $ ( 622)    $ (1,042)
Adjustments to reconcile net loss to net cash
 (used in)/provided by operating activities:
 Depreciation and amortization of plant and
 Equipment                                           173          198
Amortization of goodwill and intangibles              59           80
Provision for inventory reserves                     175          170
Unrealized currency loss                             175          139
Changes in assets and liabilities:
 Accounts receivable                               3,983          406
 Inventories                                      (1,503)      (1,642)
 Prepaid expenses and other current
  Assets                                             187           99
 Accounts payable and accrued
  Liabilities                                       (225)         (95)
 Other assets                                       (318)          39
 Other non-current liabilities                        28            2
                                                  ______       ______
Net cash provided by/(used in) operating
  activities                                       2,112       (1,646)
                                                  ______       ______
Cash Flows from Investing Activities:
 Purchases of property, plant, and equipment         (11)         (11)
                                                  ______       ______
Net cash used in investing activities                (11)         (11)
                                                  ______       ______
Cash Flows from Financing Activities:
Net (repayments)/borrowings under line of
 credit agreements                                (1,460)        (839)
Net (repayments)/borrowings against
 accounts receivables                               (355)       1,414
Repayment of long-term debt/lease obligation         (54)         (37)
Mortgage participation                                --          861
                                                   _____       ______
Net cash (used in)/provided by financing
 activities                                       (1,869)       1,399
                                                  ______       ______
Effect of exchange rate changes on cash              (23)          76
                                                  ______       ______
Net increase/(decrease) in cash                      209         (182)

Cash at beginning of period                          297          486
                                                  ______       ______
Cash at end of period                             $  506       $  304
                                                  ======       ======
Cash payments for interest                       $  417        $  672
                                                 ======        ======
Cash payments for income taxes                   $  108        $   32
                                                 ======        ======

See Notes to Condensed Consolidated Financial Statements.


                           4 of 10


        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
            (In thousands, except per share data)
                         (Unaudited)
                                        Three Months Ended
                                             March 31,

  1998                                    1997
                                         ______   ______
Net loss                              $  (622)  $(1,042)
Other comprehensive income
  Foreign currency translation
    adjustments                           (54)     (227)
                                        ______    ______
Other comprehensive loss                  (54)     (227)
                                        ______    ______
Comprehensive loss                     $ (676)  $(1,269)
                                        ======    ======



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

  Effective January 1, 1998, the Company adopted Statement of
   Financial Accounting Standards (SFAS) No. 130, "Reporting
   Comprehensive Income." The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its

                           5 of 14
   components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements.

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

2. Loss Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15. "Earnings per Share" ("Opinion 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted reflects the potential dilution that could occur if outstanding options and warrants were exercised. This statement has no effect on the Company's prior period EPS data.

2.   Long-term Debt and Short-term Borrowings

   Long-term debt consists of the following:


                                   March 31, 1998    December 31, 1997
                                   _______________     _______________
   Obligation under sale/leaseback
     payable through February 2011,
     with interest imputed at a
     weighted-average rate of
     13.9% for 1998 and 1997,
     respectively                     $4,914,000      $4,857,000

   Note payable through November
      1999 with interest at 9.54%        147,000         167,000
                                      __________      __________
                                       5,061,000       5,024,000
   Less current maturities               229,000         227,000
                                      __________      __________
                                      $4,832,000      $4,797,000
                                      ==========      ==========


                           6 of 14



   The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under the Company's Loan and Security
   Agreement, as amended (the "Loan Agreement"). Total borrowings were $7,275,000 with remaining availability of approximately $1,775,000 at March 31, 1998. Interest on the domestic line of credit at March 31, 1998 was 10% and 10% at December 31, 1997. The interest rate on the foreign lines of credit ranged between 1.9% and 8.3% as of March 31, 1998 and between 1.9% and 6.8% at December
   31, 1997.

   The Loan Agreement requires the Company to maintain a minimum tangible net worth and working capital, generate minimum consolidated and domestic cash flows, and achieve a minimum adjusted funded debt to adjusted tangible net worth ratio. In addition, the Loan Agreement prohibits the payment of cash dividends or cash distributions to shareholders.

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

   The Loan Agreement expires on February 23, 1999, and the lender notified the Company in August 1998 that the Loan
   Agreement will not be extended beyond the expiration date. Following that notification, the Company has commenced discussions with other prospective lenders to replace the credit facility provided by the Loan
   Agreement with a credit facility with a maximum available credit of $10,000,000. The ability to proceed with a lesser maximum credit than available under the current
   Loan Agreement is based on existing improvements in the management of the Company's working capital. While the Company believes it will be able to secure a new credit facility on or prior to the expiration date of the Loan
   Agreement, it has not yet received a commitment for such a facility and there can be no assurance that it will do so.


                           7 of 14


3.   1997 Restructuring

  During the third quarter 1997, the Company undertook several strategic initiatives designed to improve operational efficiencies and cash management, as well as to enhance its market position and customer support.
  These initiatives included a restructuring of manufacturing operations, a restructuring of international sales and marketing activities, and an introduction of new products targeted to broaden markets for rheology and process control instrumentation. The restructuring and consolidation efforts resulted in a one-time write-off of $2,224,000, $600,000 related to inventory obsolescence and a restructuring charge of $1,624,000. These charges are reflected in the Company's third quarter 1997 financial results. At December 31, 1997 the restructuring reserve of $1,624,000 was reduced by $684,000 as the result of the assignment of the UK lease to a third party at more favorable terms than initially anticipated. The restructuring reserve of $890,000 as of March 31, 1998 is a component of accrued liabilities in the Consolidated
  Balance Sheet. Approximately $50,000 was charged to the restructuring reserve in the first quarter of 1998.

  The Company's restructuring plan centers on its European operations. The Company will change the focus of Europe to be centralized in Germany, while maintaining a strong presence in both the U.K. and France. It expects this plan to be in full effect in the second half of 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three-month period ended March 31, 1998 decreased $1,523,000 (or 18.3%) compared to the corresponding period in 1997. This includes a negative impact of $186,000 on sales due to unfavorable currency rates in effect for the first quarter of 1998 compared to the first quarter of 1997. Domestic sales increased by $222,000 while Japanese, German, French, and U.K. sales decreased $368,000, $99,000, $442,000, and $836,000, respectively. International and export sales decreased to 55.2% of consolidated sales from 66.2% for the same period in 1997. Gross profit for the quarter ended March 31, 1998 was 48.2% compared to 42.8% in 1997.

Operating expenses of $3,203,000 decreased by $508,000 from the same period in 1997. Domestic, U.K., and German expenses decreased by $211,000, $190,000 and $47,000, respectively, offset by an increase in France and Japan of $5,000 and $3,000,

                           8 of 14


respectively. An additional decrease of $68,000 was due to the currency rates in effect in Germany, France, and Japan in the first quarter of 1998 compared to the first quarter of 1997.

Net interest expense for the three months ended March 31, 1998 was $596,000 compared to $597,000 for the corresponding period in the prior year.

The Company is exposed to foreign currency gains and losses related to its intercompany payables and another payable to Mettler Toledo AG, pursuant to the exclusive world-wide property rights agreement between the Company and Mettler, which is due in Swiss Francs. The Company's foreign currency exposure policy is to not enter into foreign currency derivative instruments.

The foreign currency adjustments for the three months ended
March 31, 1998 were a loss of $94,000, compared to $289,000 for the same period in 1997. The year-to-date adjustment was primarily due to transaction losses of $165,000 resulting from the German Mark, French Franc, and Japanese
Yen against the U.S. Dollar, which were offset by an unrealized gain of $71,000 resulting from the British Pound against the U.S. Dollar.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continuously monitors its exposure relating to excess and obsolete inventory and establishes what in management's judgment at the time are appropriate valuation reserves.

Liquidity and Capital Resources

Management believes that cash generated from operations and funds available under lines of credit should be sufficient to meet the Company's working capital needs until February
23, 1999 and thereafter depending on the Company's success in obtaining a new credit facility. Adequacy of cash flows beyond that period will depend upon the Company's ability to achieve expected sales volumes to support profitable operations.

The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under the Company's Loan and Security Agreement, as amended
(the "Loan Agreement"). Total borrowings were $7,275,000 with remaining availability of approximately $1,775,000 at March 31, 1998. Interest on the domestic line of credit at March 31, 1998 was 10% and 10% at December 31, 1997. The interest rate on the foreign lines of credit ranged between 1.9% and 8.3% as of March 31, 1998 and between 1.9% and 6.8% at December 31, 1997.


                           9 of 14



The Loan Agreement expires on February 23, 1999, and the lender notified the Company in August 1998 that the Loan
Agreement will not be extended beyond the expiration date.
Following that notification, the Company has commenced discussions with other prospective lenders to replace the credit facility provided by the Loan Agreement with a credit facility with a maximum available credit of $10,000,000.
The ability to proceed with a lesser maximum credit than available under the current Loan Agreement is based on existing improvements in the management of the Company's working capital. While the Company believes it will be able to secure a new credit facility on or prior to the expiration date of the Loan Agreement, it has not yet received a commitment for such a facility and there can be no assurance that it will do so.

Cash Flows from Operations. Net cash provided by operating activities during the three months ended March 31, 1998 was 2,112,000, an increase of $3,758,000 over the same period last year. Net loss for the three months ended March 31, 1998 was $622,000 compared to $1,042,000 during the same period last year. During the three months ended March 31, 1998, accounts receivable decreased by $3,983,000 reflecting lower first quarter 1998 sales as compared to the last quarter 1997 sales. Inventories increased by $1,503,000 partially due to lower than anticipated first quarter 1998 sales. Management continuously monitors inventory levels on a worldwide basis in order to ensure that excess inventory is kept to a minimum. Accounts payable and accrued liabilities decreased $225,000 while other assets increased
$318,000.

Cash Flows From Investing. Net cash used in investing activities during the three months ended March 31, 1998 was $11,000 as compared to $11,000 during the same period in 1997.

Cash Flows From Financing. Net cash used in financing activities during the three-month period ended March 31, 1998 was $1,869,000. The Company's borrowing against its accounts receivable during the three-month period ended
March 31, 1998 decreased $355,000 while its borrowing under line of credit agreements decreased $1,460,000.

Year 2000 Compliance. The Company has consulted with its main software provider regarding potential year 2000 problems. The majority of this potential problem has been addressed and the remaining problem area will be addressed via upgrades, which will be available prior to the year
2000. In addition, the Company has proactively identified program modifications that may require a change in programming code. Such code modifications are being actively made and the Company anticipates that all program modifications will be completed well before the year 2000.
The Company plans to initiate in 1998 communication with its significant suppliers to determine the effect that it may be

                          10 of 14



impacted by third parties failure to address this issue.
The Company will continue to monitor and evaluate the impact of year 2000 on its operations.


                 PART II.  OTHER INFORMATION

Item 5.    Other Information

     On February 5, 1998, Alan R. Eschbach resigned as president and chief executive officer of the company.
     At that time, Alexander F. Giacco, chairman of the board, became president and chief executive officer.

     At a meeting of the board of directors on February 19, 1998, the Board of Directors granted to Alan R.
     Eschbach and Walter M. Bromm options for 25,000 shares of common stock to become exercisable once the plan amendment is approved by shareholders at the next annual shareholders' meeting.

     The Company's common stock was moved to the OTC-
     Bulletin Board Market, effective with the close of trading on April 14, 1998, due to the expiration of an exception from the minimum bid price of the NASDAQ
     SmallCap Market.

     In August 1998 the Company assigned the lease of its Epsom facility in the United Kingdom to a third party and moved its sales and service personnel to offices located in Leatherhead.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits (numbered in accordance with Item
     601 of Regulation S-K).

      3.1 Certificate of Incorporation of the Registrant, as Amended, incorporated by reference to Exhibit
           3.1 to the Company's Quarterly Report on Form 10-
           Q for the period ended March 31, 1995 (File No.
           0-14617).
      3.2  By-Laws of the Registrant, as Amended,
           incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-14617).
      4.1 Specimen Certificate representing Common Stock of the Registrant, incorporated by reference to the exhibits to the Company's Registration
           Statement on Form S-1, File No. 33-807 filed on
           October 10, 1985.

                          11 of 14


Item 6. - continued


      4.2  Warrant to Purchase 132,617 shares Common Stock of
           Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13,
           Inc., incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996
           (File No. 0-14617).
      4.3  Warrant to Purchase 331,543 shares of Common Stock of
           Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13,
           Inc., incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1996
           (File No. 0-14617).
           *4.4 Rheometric Scientific, Inc. 1996 Stock
           Option Plan, incorporated by reference to
           Exhibit 4.3 to the Company's Quarterly Report on
           Form 10-Q for the period ended June 30, 1996
           (File No. 0-14617).
     *10.1 Amended and Restated Employment Agreement between Ronald F. Garritano and the Company incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated
           December 31, 1997 (File No. 0-14617).
     *10.2 Employment Agreement between Matthew Bilt and the Company, incorporated by reference to
           Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 0-14617).
     *10.3 Employment Agreement between Joseph Musanti and the Company incorporated by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K dated December 31, 1997 (File No. 0-14617).
     10.4  Loan and Security Agreement with Fleet Capital
           Corporation dated February 23, 1996,
           incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated
           February 23, 1996 (File No. 0-14617).
     10.5  Lease Agreement by and between RSI (NJ) QRS 12-
           13, Inc., and Rheometric Scientific, Inc. dated as of
           February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated February 23,
           1996 (File No. 0-14617).
     10.6  Revolving Credit Facility Note - Fleet Capital
           Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated February 23, 1996
           (File No. 0-14617).
     10.7  Subordination Agreement between Axess
           Corporation and Fleet Capital Corporation, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).

                          12 of 14


Item 6. - continued


     10.8  Subordination Agreement between Axess Corporation
           and RSI (NJ) QRS 12-13, Inc., incorporated by reference to
           Exhibit 10.27 to the Company's Annual Report on Form 10-K
           dated December 31, 1995 (File No. 0-14617).
     10.9  Amended and Restated Subordinated Unsecured
           Working Capital Note - Axess Corporation, incorporated by
           reference to Exhibit 10.28 to the Company's Annual Report on
           Form 10-K dated December 31, 1995 (File No. 0-14617).
     10.10 First Amendment to Lease Agreement dated June 10,
           1996 between RSI (NJ) QRS 12-13, Inc. and Rheometric
           Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December
           31, 1996 (File No. 0-14617).
     10.11 Second Amendment to Lease Agreement dated February
           20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric
           Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December
           31, 1996 (File No. 0-14617).
     10.12 Amendment Letter dated May 2, 1997 by Fleet
           Capital Corporation, amending Sections 9.1(J) and 9.3(D) of the Loan and Security Agreement dated February 23, 1996,
           incorporated by reference to Exhibit 10.14 to the Company's
           Annual Report on Form 10-K dated December 31, 1996 (File No.
           0-14617).
     10.13 Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-
           12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the
           Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.14 Amendment to Loan and Security Agreement with
           Fleet Capital Corporation dated March 31, 1998 incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K dated December 31, 1997 (File No. 0-14617).
     24    Consent of Independent Auditors incorporated by
           reference to Exhibit 24 to the Company's Annual
           Report on Form 10-K dated December 31, 1997
           (File No. 0-14617).
     27    Financial Data Schedule

   (b)    Reports on Form 8-K:

          A report on Form 8-K was filed with the
Securities and Exchange Commission on February 17, 1998 with regard to the company's move to The Nasdaq SmallCap
Market via an exception from the bid price, net tangible assets and market value of public float initial inclusion requirements.


                          13 of 14


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




October 2, 1998             By     /s/ Joseph Musanti
                             Joseph Musanti, Vice President,
                              Finance & Materials and
                              Chief Financial Officer




                          14 of 14



