Form 10-Q
period 1998-06-30
RHEOMETRIC SCIENTIFIC INC
filed 1998-10-07
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1998
                              ____________

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  0-14617

                 RHEOMETRIC SCIENTIFIC, INC.
       ______________________________________________
   (Exact name of registrant as specified in its charter)

          New Jersey                         61-0708419
     __________________________    ________________________
 (State or other jurisdiction of    (I.R.S. Employer Identi-
     incorporation or organization)      fication Number)

   One Possumtown Road, Piscataway, NJ           08854-2103
  (Address of principal executive offices)      (Zip Code)

                       (732) 560-8550
       _______________________________________________
    (Registrant's telephone number, including area code)

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

      Class                       Outstanding at August 1, 1998
________________________        _______________________________
Common Stock, no par value                   13,161,739


           RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands)            (Unaudited)

                                             June        December
                                            30, 1998     31, 1997
                                            __________   __________
ASSETS
Current Assets
 Cash                                         $  831     $   297
 Accounts receivable, net                     11,054      14,916
 Inventories, net
  Finished goods                               4,248       5,659
  Work in process                              1,715       2,650
  Assembled components, materials, and parts   6,018       3,550
                                              ______      ______
                                              11,981      11,859
 Prepaid expenses and other assets               872         813
                                              ______      ______
  Total current assets                        24,738      27,885
                                              ______      ______
Property, plant, and equipment                15,974      15,904
 Less accumulated depreciation and
  Amortization                                 9,815       9,475
                                              ______      ______
 Property, plant, and equipment, net           6,159       6,429
Other assets                                   1,011       1,120
                                              ______      ______
  Total Assets                               $31,908     $35,434
                                             =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings                  $ 7,313     $ 8,769
 Current maturities of long-term debt            229         227
 Accounts payable                              2,310       3,931
 Borrowings against accounts receivable        1,693         958
Payable to affiliate                           1,478       1,064
Accrued liabilities                            4,123       5,360
                                              ______      ______
  Total current liabilities                   17,146      20,309
                                              ______      ______

Long-term note payable                            37          79
Long-term debt lease obligation                4,738       4,718
Long-term debt - affiliate                     6,258       6,258
Other long-term liabilities                    1,287       1,240
                                              ______      ______

  Total liabilities                           29,466      32,604
                                              ______      ______
Commitments and Contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and
  outstanding 13,162 shares                       13          13
 Additional paid-in capital                   25,517      25,492
 Accumulated deficit                         (22,871)    (22,547)
 Cumulative translation adjustment              (217)       (128)
                                              ______      ______
  Total shareholders' equity                   2,442       2,830
                                              ______      ______

   Total Liabilities & Shareholders' Equity  $31,908     $35,434
                                              ======      ======

See Notes to Condensed Consolidated Financial Statements.

                           2 of 14


        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share data)
                         (Unaudited)
                                    Three Months Ended  Six Months Ended
                                          June 30,          June 30,
                                      1998     1997      1998      1997
                                     _______  _______   _______   _______

Sales                                $ 8,703  $10,391  $15,497   $18,708

Cost of sales                          4,478    5,319    7,997    10,078
                                      ______   ______   ______    ______
Gross profit                           4,225    5,072    7,500     8,630
                                      ______   ______   ______    ______
General and administrative expenses      384      854      670     1,559

Marketing and selling expenses         2,261    2,364    4,600     4,543

Research and development expenses        575      730    1,094     1,477

Goodwill and intangible amortization      62       54      121       134

Total Operating Expenses               3,282    4,002    6,485     7,713
                                      ______   ______   ______    ______

Operating income                         943    1,070    1,015       917

Interest expense                        (383)    (351)    (765)     (762)
  Interest expense - Affiliate          (222)    (207)    (436)     (410)
  Interest income                         --        3       --        20
  Foreign currency (loss)/gain           (39)     181     (133)     (108)
                                      ______   ______   ______    ______

Income/(loss) before income taxes        299      696     (319)     (343)

Income tax expense                        (1)      (5)      (5)       (8)
                                      ______   ______   ______    ______

Net income/(loss)                    $   298  $   691  $  (324)  $  (351)

  Net income/(loss) per share
    Basic                             $ 0.02   $ 0.05   $(0.02)  $ (0.03)
    Diluted                           $ 0.02   $ 0.05   $(0.02)  $ (0.03)
  Average number of shares Outstanding
    Basic                             13,162   13,162   13,162    13,162
                                      ======   ======   ======    ======
  Diluted                             13,162   13,162   13,162    13,162
                                      ======   ======   ======    ======

See Notes to Condensed Consolidated Financial Statements.

                           3 of 14


                 RHEOMETRIC SCIENTIFIC, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)           (Unaudited)

                                                  Six Months Ended
                                                       June 30,
                                                   1998       1997
                                                  _______   _______
Cash Flows from Operating Activities:
Net loss                                           $(324)   $ (351)

Adjustments to reconcile net loss to
 net cash (used in)/provided by
 operating activities:
  Depreciation and amortization of plant and
  Equipment                                          380       392
Amortization of goodwill and intangibles             121       134
Provision for inventory reserves                     416       336
Unrealized currency loss/(gain)                       99       (74)
 Loss on sale/retirement of plant and equipment        1        --
 Warrants issued                                      25        --
Changes in assets and liabilities:
 Accounts receivable                               3,550       551
 Inventories                                        (589)   (1,559)
 Prepaid expenses and other current
  Assets                                             (62)        5
 Accounts payable and accrued
  Liabilities                                     (2,419)     (862)
 Other assets                                        (27)       12
 Other non-current liabilities                        40        29
                                                  ______    ______

Net cash provided by/(used in)
 operating activities                              1,211    (1,387)
                                                   _____    ______
Cash Flows from Investing Activities:

 Purchases of property, plant, and equipment         (27)      (90)
                                                  ______    ______
Net cash used in investing activities                (27)      (90)
                                                  ______    ______

Cash Flows from Financing Activities:
Net (repayment)/borrowings under line
 of credit agreements                             (1,336)     (665)
Net (repayments)/borrowings against
 accounts receivables                                854     1,662
Repayment of long-term debt/lease obligation        (111)      (86)
Mortgage participation                                --       861
                                                  ______    ______
Net cash (used in)/provided by financing
 activities                                         (593)    1,772
                                                  ______    ______

Effect of exchange rate changes on cash              (57)      119
`                                                 ______    ______
Net increase in cash                                 534       414

Cash at beginning of period                          297       486
                                                  ______    ______
Cash at end of period                             $  831    $  900
                                                  ======    ======
Cash payments for interest                        $  809    $1,132
                                                  ======    ======
Cash payments for income taxes                    $  106    $   36
                                                  ======    ======

See Notes to Condensed Consolidated Financial Statements.


                           4 of 14

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            (In thousands, except per share data)
                         (Unaudited)

                                        Three Months      Six Months
                                        Ended June 30,   Ended June 30,
                                       1998     1997      1998      1997
                                      ______   ______    ______    ______

Net income/(loss)                      $ 298   $ 691     $(324)    $(351)
  Other comprehensive income
  Foreign currency translation
    Adjustments                          (35)    140       (89)      (87)
                                       _____   _____     _____     _____
    Other comprehensive income/(loss)    (35)    140       (89)      (87)
                                       _____   _____     _____     _____
    Comprehensive income/(loss)        $ 263   $ 831     $(413)    $(438)
                                       =====   =====     =====     =====


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

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130,
  "Reporting Comprehensive Income."  The provisions of SFAS
  No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This


                           5 of 14
  statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements.

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


3.   Long-term Debt and Short-term Borrowings

   Long-term debt consists of the following:

                                   June 30, 1998  December 31, 1997
                                   _____________   _____________
   Obligation under sale/leaseback
     payable through February 2011,
     with interest imputed at a
     weighted-average rate of
     13.9% for 1998 and 1997,
     respectively                    $4,879,000     $4,857,000

   Note payable through November
      1999 with interest at 9.54%       125,000        167,000
                                     __________     __________
                                      5,004,000      5,024,000
   Less current maturities              229,000        227,000
                                     __________     __________
                                     $4,775,000     $4,797,000
                                     ==========     ==========


                           6 of 14

   The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under the Company's Loan and Security Agreement, as amended, (the "Loan Agreement"). Total borrowings were $7,313,000 with remaining availability of approximately $3,242,000 at June 30, 1998. Interest on the domestic line of credit at June 30, 1998 was 10% and 10% at December 31, 1997. Interest rates on the foreign lines of credit ranged between 1.9% and 8.5% as of June 30, 1998 and between 1.9% and 6.8% at December 31, 1997.

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

                           7 of 14

4.   1997 Restructuring

   During the third quarter 1997, the Company undertook several strategic initiatives designed to improve operational efficiencies and cash management, as well as to enhance its market position and customer support.
   These initiatives included a restructuring of manufacturing operations, a restructuring of international sales and marketing activities, and an introduction of new products targeted to broaden markets for rheology and process control instrumentation. The restructuring and consolidation efforts resulted in a one-time write-off of $2,224,000, $600,000 related to inventory obsolescence and a restructuring charge of $1,624,000. These charges are reflected in the Company's third quarter 1997 financial results. At December 31, 1997 the restructuring reserve of $1,624,000 was reduced by $684,000 as the result of the assignment of the UK lease to a third party at more favorable terms than initially anticipated. The restructuring reserve of $733,000 as of June 30, 1998 is a component of accrued liabilities in the Consolidated Balance Sheet. Approximately $157,000 was charged to the restructuring reserve in the second quarter, while $207,000 was charged during the six months ended June 30, 1998.

   The Company's restructuring plan centers on its European operations. The Company will change the focus of Europe to be centralized in Germany, while maintaining a strong presence in both the U.K. and France. It expects this plan to be in full effect in the second half of 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three- and six-month period ended June 30, 1998 decreased $1,688,000 and $3,211,000 (or 16.2% and
17.2%), respectively, as compared to the corresponding periods in 1997. These figures include a negative impact of $289,000 and $475,000 on sales for the three and six months ended June 30, 1998 due to unfavorable currency rates in effect. The decline in revenue for the six month period resulted from a decrease in Europe and Japan of $2,215,000 and $1,506,000, respectively, offset by an increase of $510,000 in the Americas. The decline in revenue for the three-month period represents a decrease in Europe and Japan of $838,000 and $1,128,000, respectively, offset by an increase in the Americas of $278,000. For the six-month period, total international sales of $7,414,000 represented 47.8% of total sales compared to 1997 international sales of $11,135,000, which amounted to 59.5% of total sales. The gross profit percentages for the three and six months ended June 30, 1998 were 48.5% and

                           8 of 14

48.4%, respectively. This compares to 48.8% and 46.1% for the same periods in the prior year.

Operating expenses for the three and six months ended June 30, 1998 were down $720,000 and $1,228,000 compared to the corresponding periods in the prior year. For both the three- and six-month periods, operating expenses were favorably affected by foreign currency trends of $69,000 and $137,000, respectively. The remaining decline is due to cost reduction measures that the Company had taken in the third quarter
1997 and second quarter 1998.

Net interest expense for the three and six months ended June
30, 1998 increased $50,000 and $49,000, respectively, compared to the corresponding periods in the prior year.

The Company is exposed to foreign currency gains and losses related to its intercompany payables and another payable to Mettler Toledo AG, pursuant to the exclusive world-wide property rights agreement between the Company and Mettler, which is due in Swiss Francs. The Company's foreign currency exposure policy is to not enter into foreign currency derivative instruments.

The foreign currency adjustments for the three and six months ended June 30, 1998 were a loss of $39,000 and $133,000, respectively. The year-to-date adjustment was primarily due to transaction losses of $187,000 resulting from the French Franc, Japanese Yen, and Swiss Franc which were offset by gains of $54,000 related to the German Mark and British Pound.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continuously monitors its exposure relating to excess and obsolete inventory and establishes what in management's judgment at the time are appropriate valuation reserves.

Liquidity and Capital Resources

Management believes that cash generated from operations and funds available under lines of credit should be sufficient to meet the Company's working capital needs until February 23, 1999, and thereafter depending on the Company's success in obtaining a new credit facility. Adequacy of cash flows beyond that period will depend upon the Company's ability to achieve expected sales volumes to support profitable operations.

The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under the Company's Loan and Security Agreement, as amended, (the "Loan Agreement"). Total borrowings were $7,313,000 with remaining

                           9 of 14
availability of approximately $3,242,000 at June 30, 1998. Interest on the domestic line of credit at June 30, 1998 was 10% and 10% at December 31, 1997. Interest rates on the foreign lines of credit ranged between 1.9% and 8.5% as of June 30, 1998 and between 1.9% and 6.8% at December 31, 1997.

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

Cash Flows from Operations. Net cash provided by operating activities during the six months ended June 30, 1998 was $1,211,000, an increase of $2,598,000 over the same period last year. Net loss for the six months ended June 30, 1998 was $324,000 compared to $351,000 during the same period last year. During the six months ended June 30, 1998, accounts receivable decreased by $3,550,000 reflecting lower second quarter 1998 sales as compared to the last quarter 1997 sales. Inventories increased by $589,000 partially due to lower than anticipated 1998 sales. Management continuously monitors inventory levels on a worldwide basis in order to ensure that excess inventory is kept to a minimum. Accounts payable and accrued liabilities decreased $2,419,000.

Cash Flows From Investing. Net cash used in investing activities during the six months ended June 30, 1998 was $27,000 as compared to $90,000 during the same period in 1997.

Cash Flows From Financing. Net cash used in financing activities during the six-month period ended June 30, 1998 was $593,000.
The Company's borrowing against its accounts receivable during the six-month period ended June 30, 1998 increased $854,000 while its borrowing under line of credit agreements decreased $1,336,000.

Year 2000 Compliance. The Company has consulted with its main software provider regarding potential year 2000 problems. The majority of this potential problem has been addressed and the remaining problem area will be addressed via upgrades, which will be available prior to the year
2000. In addition, the Company has proactively identified program modifications that may require a change in programming code. Such code modifications are being

                          10 of 14
actively made and the Company anticipates that all program modifications will be completed well before the year 2000. The Company plans to initiate in 1998 communication with its significant suppliers to determine the effect that it may be impacted by third parties failure to address this issue.
The Company will continue to monitor and evaluate the impact of year 2000 on its operations.

                 PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

     A Consulting Services Agreement was entered into effective April 1, 1998 in which the Company agreed to compensate a consultant for investment advisory and investment banking services with warrants to purchase shares of common stock of the Company at $1.65 per share for a period of five years. The Consulting
     Services Agreement was terminated by the Company effective August 19, 1998. Under the terms of the agreement, the consultant earned warrants to purchase
     326,667 shares prior to termination of the agreement.
     These warrants were issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 5.    Other Information

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

      (a)Exhibits (numbered in accordance with Item 601 of Regulation S-K).

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

                          11 of 14

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

                          12 of 14

     10.8  Subordination Agreement between Axess
           Corporation and RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
     10.9  Amended and Restated Subordinated Unsecured
           Working Capital Note - Axess Corporation, incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
     10.10 First Amendment to Lease Agreement dated June 10,
           1996 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.11 Second Amendment to Lease Agreement dated February
           20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.12 Amendment Letter dated May 2, 1997 by Fleet
           Capital Corporation, amending Sections 9.1(J) and 9.3(D) of the Loan and Security Agreement dated February 23, 1996, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.13 Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-
           12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.14 Amendment to Loan and Security Agreement with
           Fleet Capital Corporation dated March 31, 1998 incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K dated December 31, 1997 (File No. 0-14617).
     24    Consent of Independent Auditors incorporated by
           reference to Exhibit 22 to the Company's Annual
           Report on Form 10-K dated December 31, 1997
           (File No. 0-14617).
     27    Financial Data Schedule


(b)       Reports on Form 8-K:

               None.

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