Form 10-Q
period 1998-09-30
RHEOMETRIC SCIENTIFIC INC
filed 1998-11-16
CIK 779164

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

                                    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number:  0-14617

                        RHEOMETRIC SCIENTIFIC,INC.
          ______________________________________________________
          (Exact name of registrant as specified in its charter)

              New Jersey                          61-0708419
______________________________       ________________________
(State or other jurisdiction of    (I.R.S. Employer Identi-
 incorporation or organization)      fication Number)

      One Possumtown Road, Piscataway, NJ                 08854-2103
     _______________________________________            _____________
     (Address of principal executive offices)              (Zip Code)

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

                             Yes   X        No
                           _____          _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                       Outstanding at November 1, 1998
__________________________     _______________________________
Common Stock, no par value                   13,161,739

                                  1 of 14

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands)            (Unaudited)


                                               September     December
                                                  30, 1998      31, 1997
                                             ___________   __________
ASSETS
Current Assets
 Cash                                         $  343     $   297
 Accounts receivable, net                     10,842      14,916
 Inventories, net
  Finished goods                               3,831       5,659
  Work in process                              1,807       2,650
  Assembled components, materials, and parts   6,625       3,550
                                              ______      ______
                                              12,263      11,859
 Prepaid expenses and other assets               995         813
                                              ______      ______
  Total current assets                        24,443      27,885
                                              ______      ______
Property, plant, and equipment                16,058      15,904
 Less accumulated depreciation and
  Amortization                                10,072       9,475
                                              ______      ______
 Property, plant, and equipment, net           5,986       6,429
Other assets                                     938       1,120
                                             _______      ______
  Total Assets                               $31,367     $35,434
                                              ======      ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings                  $ 7,157     $ 8,769
 Current maturities of long-term debt            229         227
 Accounts payable                              2,119       3,931
 Borrowings against accounts receivable          548         958
Payable to affiliate                           1,710       1,064
Accrued liabilities                            4,485       5,360
                                              ______      ______
  Total current liabilities                   16,248      20,309
                                              ______      ______

Long-term note payable                            15          79
Long-term debt lease obligation                4,702       4,718
Long-term debt - affiliate                     6,258       6,258
Other long-term liabilities                    1,459       1,240
                                              ______      ______

  Total liabilities                           28,682      32,604
                                              ______      ______

Commitments and Contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  authorized 20,000 shares; issued and
  outstanding 13,162 shares                       13          13
 Additional paid-in capital                   25,523      25,492
 Accumulated deficit                         (22,586)    (22,547)
 Cumulative translation adjustment              (265)       (128)
                                              ______      ______
  Total shareholders' equity                   2,685       2,830
                                              ______      ______

   Total Liabilities & Shareholders' Equity  $31,367     $35,434
                                              ======      ======

See Notes to Condensed Consolidated Financial Statements.

                                  2 of 14

               RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)
                                   Three Months Ended Nine Months Ended
                                      September 30,     September 30,
                                     1998      1997    1998      1997
                                    _______  _______  _______   _______

Sales                               $ 7,580  $ 8,008  $23,077   $26,716

Cost of sales                         3,952    5,396   11,949    15,474
                                     ______   ______   ______    ______
Gross profit                          3,628    2,612   11,128    11,242
                                     ______   ______   ______    ______
General and administrative expenses     324      708      994     2,267

Marketing and selling expenses        1,959    2,154    6,559     6,697

Research and development expenses       583      706    1,677     2,183

Restructuring expense                    --    1,624       --     1,624

Goodwill and intangible amortization     58      103      179       237
                                     ______   ______   ______    ______

Total Operating Expenses              2,924    5,295    9,409    13,008
                                     ______   ______   ______    ______

Operating income/(loss)                 704   (2,683)   1,719    (1,766)

Interest expense                       (366)    (357)  (1,131)   (1,119)
  Interest expense - Affiliate         (231)    (211)    (667)     (621)
  Interest income                        --        1       --        21
  Foreign currency gain/(loss)          179     (136)      46      (244)
                                      ______   ______   ______    ______

Income/(loss) before income taxes       286   (3,386)     (33)   (3,729)

Income tax expense                       (1)     (40)      (6)      (48)
                                     ______   ______   ______    ______

Net income/(loss)                    $  285  $(3,426)  $  (39)  $(3,777)

  Net income/(loss) per share
    Basic                            $ 0.02   $(0.26) $ (0.00)  $ (0.29)
    Diluted                          $ 0.02   $(0.26) $ (0.00)  $ (0.29)
  Average number of shares Outstanding
    Basic                            13,162   13,162   13,162    13,162
                                     ======   ======   ======    ======
    Diluted                          13,162   13,162   13,162    13,162
                                     ======   ======   ======    ======

See Notes to Condensed Consolidated Financial Statements.

                                  3 of 14

                        RHEOMETRIC SCIENTIFIC, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)           (Unaudited)
                                                   Nine Months Ended
                                                     September 30,
                                                    1998      1997
                                                  ________  ________
Cash Flows from Operating Activities:
Net loss                                           $ (39)    $(3,777)

Adjustments to reconcile net loss to net cash
 (used in)/provided by operating activities:
 Depreciation and amortization of plant and
 Equipment                                            576        585
Amortization of goodwill and intangibles              179        238
Provision for inventory reserves                      373      1,089
Unrealized currency (gain)/loss                      (150)        20
 Loss on sale/retirement of plant and equipment         2         --
 Warrants issued                                       31         --
Changes in assets and liabilities:
 Accounts receivable                                4,055        793
 Inventories                                         (666)    (3,277)
 Prepaid expenses and other current
  Assets                                              (51)       111
Restructuring reserve                                (629)     1,624
 Accounts payable and accrued
  Liabilities                                      (1,481)      (317)
 Other assets                                           1         44
 Other non-current liabilities                         64         31
                                                   ______     ______
Net cash provided by/(used in) operating
 activities                                         2,265     (2,836)
                                                   ______     ______
Cash Flows from Investing Activities:

 Purchases of property, plant, and equipment          (43)      (109)
                                                   ______     ______
Net cash used in investing activities                 (43)      (109)
                                                   ______     ______
Cash Flows from Financing Activities:
Net (repayment)/borrowings under line of
 credit agreements                                 (1,596)       689
Net (repayments)/borrowings against accounts
 receivables                                         (378)     1,048
Repayment of long-term debt/lease obligation         (169)      (137)
 Mortgage participation                                --        861
                                                   ______     ______
Net cash (used in)/provided by financing
 activities                                        (2,143)     2,461
                                                   ______     ______
Effect of exchange rate changes on cash               (33)       317
                                                   ______     ______
Net increase (decrease) in cash                        46       (167)

Cash at beginning of period                           297        486
                                                   ______     ______

Cash at end of period                              $  343     $  319
                                                   ======     ======
Cash payments for interest                         $1,224     $1,701
                                                   ======     ======
Cash payments for income taxes                     $  137     $   35
                                                   ======     ======

See Notes to Condensed Consolidated Financial Statements.


                                  4 of 14


               RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   (In thousands, except per share data)
                                (Unaudited)
                                  Three Months       Nine Months
                               Ended September 30, Ended September 30,
                                  1998   1997      1998     1997
                                 ______ _______   ______  _______
Net income/(loss)                $ 285  $(3,426)  $ (39)  $(3,777)
Other comprehensive loss
  Foreign currency translation
    Adjustments                    (48)     (29)   (137)     (116)
                                ______   ______  ______    ______
  Other comprehensive loss         (48)     (29)   (137)     (116)
                                ______   ______ _______    ______
  Comprehensive income/(loss)    $ 237  $(3,455) $ (176)  $(3,893)
                                ======   ======  ======    ======



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

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," for fiscal years beginning after June 15, 1999. The provisions of SFAS No. 133 require all derivatives to be recognised in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. At present time the Company is reviewing the potential impact of this standard.

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


3.   Long-term Debt and Short-term Borrowings

   Long-term debt consists of the following:

                                  September 30, 1998  December 31, 1997
                                  ______________      ___________
   Obligation under sale/leaseback
     payable through February 2011,
     with interest imputed at a weighted-
     average rate of 13.9% for 1998
     and 1997, respectively          $4,843,000      $4,857,000

   Note payable through November
      1999 with interest at 9.54%       103,000        167,000
                                     __________     __________
                                      4,946,000      5,024,000
   Less current maturities              229,000        227,000
                                     __________     __________
                                     $4,717,000     $4,797,000
                                     ==========     ==========

                                  6 of 14

   The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under the Company's Loan and Security Agreement, as amended, (the "Loan Agreement"). Total borrowings were $7,157,000 with remaining availability of approximately $1,205,000 as of September 30, 1998. Interest on the domestic line of credit at September 30, 1998 and 1997 was 10%. Interest rates on the foreign lines of credit ranged between 1.9% and 8.5% as of September 30, 1998 and between 1.9% and 6.8% as of September 30, 1997.

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

   The Loan Agreement expires on February 23, 1999, and the lender notified the Company in August 1998 that the Loan Agreement will not be extended beyond the expiration date. Following that notification, the Company commenced discussions with other prospective lenders to replace the credit facility provided by the Loan Agreement with a credit facility with a maximum available credit of $10,000,000. The ability to proceed with a lesser maximum credit than available under the current Loan Agreement is based on existing improvements in the management of the Company's working capital. While the Company believes it will be able to secure a new credit facility on or prior to the expiration date of the Loan Agreement, it has not yet received a commitment for such a facility and there can be no assurance that it will do so.

4.   1997 Restructuring

   During the third quarter 1997, the Company undertook several strategic initiatives designed to improve operational efficiencies and cash management, as well as to enhance its market position and customer support. These initiatives included a restructuring of manufacturing operations, a restructuring of international sales and marketing activities, and an introduction of new products targeted to broaden markets for rheology and process control instrumentation. The restructuring and consolidation efforts resulted in a one-time write-off of $2,224,000, $600,000 related to inventory



                                  7 of 14
   obsolescence and a restructuring charge of $1,624,000. These charges are reflected in the Company's third quarter 1997 financial results. At December 31, 1997 the restructuring reserve of $1,624,000 was reduced by $684,000 as the result of the assignment of the UK lease to a third party at more favorable terms than initially anticipated. The restructuring reserve of $311,000 as of September 30, 1998 is a component of accrued liabilities in the Consolidated Balance Sheet. Approximately $422,000 was charged to the restructuring reserve in the third quarter, while $629,000 was charged during the nine months ended September 30, 1998.

   The Company's restructuring plan centers on its European operations. The Company will change the focus of Europe to be centralized in Germany, while maintaining a strong presence in both the U.K. and France. This plan is 95% complete.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three- and nine-month period ended September 30, 1998 decreased $428,000 and $3,639,000 (or 5.3% and 13.6%), respectively, as compared to the corresponding periods in 1997. These figures include a negative impact of $172,000 and $647,000 on sales for the three and nine months ended September 30, 1998 due to unfavorable currency rates in effect. The decline in revenue for the three-month period represents a decrease in Europe and Japan of $502,000 and $388,000, respectively, offset by an increase in the Americas of $462,000. The decline in revenue for the nine-month period resulted from a decrease in Europe and Japan of $2,717,000 and $1,894,000, respectively, offset by an increase in the Americas of $972,000. For the nine-month period, total international sales of $10,742,000 represented 46.5% of total sales compared to 1997 international sales of $15,353,000, which amounted to 57.5% of total sales. The gross profit percentages for the three and nine months ended September 30, 1998 were 47.9% and 48.2%, respectively. This compares to 32.6% and 42.1% for the same periods in the prior year. The gross margin improvement is a result of the full effect of the UK manufacturing transfer, focused cost reduction, and favorable sales mix. In addition, the third quarter 1997 was adversely affected by a $600,000 charge related to inventory obsolescence.

Operating expenses for the three and nine months ended September 30, 1998 were down $747,000 and $1,975,000 compared to the corresponding periods in the prior year, excluding the one-time 1997 restructuring charge of $1,624,000. For both the three- and nine-month periods, operating expenses were favorably affected by

                                  8 of 14
foreign currency trends of $47,000 and $184,000, respectively. The remaining decline is due to cost reduction measures that the Company had taken in the third quarter 1997 and second quarter 1998.

Net interest expense for the three and nine months ended September 30, 1998 increased $30,000 and $79,000, respectively, compared to the corresponding periods in the prior year.

The Company is exposed to foreign currency gains and losses related to its intercompany payables and another payable to Mettler Toledo AG, pursuant to the exclusive world-wide property rights agreement between the Company and Mettler, which is due in Swiss Francs. The Company's foreign currency exposure policy is to not enter into foreign currency derivative instruments.

The foreign currency adjustments for the three and nine months ended September 30, 1998 were a gain of $179,000 and $46,000, respectively. The year-to-date adjustment was primarily due to transaction losses of $277,000 resulting from the Japanese Yen and Swiss Franc which were offset by gains of $323,000 related to the German Mark, British Pound, and French Franc.

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

The Company has working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit are supported by letters of credit issued under the Company's Loan and Security Agreement, as amended, (the "Loan Agreement"). Total borrowings were $7,157,000 with remaining availability of approximately $1,205,000 at September 30, 1998. Interest on the domestic line of credit at September 30, 1998 was 10% and 10% at December 31, 1997. Interest rates on the foreign lines of credit ranged between 1.9% and 8.5% as of September 30, 1998 and between 1.9% and 6.8% at December 31, 1997.


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

Cash Flows from Operations. Net cash provided by operating activities during the nine months ended September 30, 1998 was $2,265,000, an increase of $5,101,000 over the same period last year. Net loss for the nine months ended September 30, 1998 was $39,000 compared to $3,777,000 during the same period last year. During the nine months ended September 30, 1998, accounts receivable decreased by $4,055,000 reflecting lower third quarter 1998 sales as compared to the last quarter 1997 sales. Inventories increased by $666,000 partially due to lower than anticipated 1998 sales. Management continuously monitors inventory levels on a worldwide basis in order to ensure that excess inventory is kept to a minimum. Accounts payable and accrued liabilities decreased $1,481,000. Additionally, the restructuring reserve was charged $629,000 during 1998.

Cash Flows From Investing. Net cash used in investing activities during the nine months ended September 30, 1998 was $43,000 as compared to $109,000 during the same period in 1997.

Cash Flows From Financing. Net cash used in financing activities during the nine-month period ended September 30, 1998 was $2,143,000. The Company's borrowing against its accounts receivable during the nine-month period ended September 30, 1998 decreased $378,000 while its borrowing under line of credit agreements decreased $1,596,000.

Year 2000 Issues
Rheometric Scientific recognizes that its operations, as well as those of its suppliers and customers are reliant upon computer systems for many aspects of their business. Computer programs and embedded computer chips that are not Year 2000 compliant will not be able to distinguish between the calendar years 1900 and 2000. The Company acknowledges that the Year 2000 situation could adversely impact its operations and is implementing a comprehensive plan to address all known aspects of the Year 2000 problem.


                                 10 of 14

The Company has completed an inventory of information systems, production and facilities equipment, products, customers, and suppliers that may potentially have a Year 2000 problem. The Company has been formally addressing assessments, conversion plans and conversion implementation and testing for all internal systems running on a variety of computer platforms. Approximately 85% of the internal systems conversions and upgrades are completed. Certain non-compliant systems are being replaced or retired from service. Converted programs have been tested, and upgrades, as well as software and equipment replacements, are scheduled to be completed by the fourth quarter of 1999 with approximately 90% of all internal systems to be compliant by the second quarter of 1999.

In addition to these efforts regarding internal systems, the Company has begun assessing its significant suppliers. These suppliers include raw material, energy and production supply providers, as well as suppliers of financial, communication and logistics services. The Company has communicated with certain key suppliers and intends to send questionnaires to all critical suppliers in the fourth quarter of 1998.

Rheometric Scientific's manufactured products and systems have been assessed for Year 2000 compliancy. The majority of instruments are Year 2000 compliant. Remediation plans for non-compliant products include software upgrades, as well as instructions to customers advising how to test and, if applicable, correct products with non-compliant LCD displays. The Company's software products are being evaluated for Year 2000 compliancy. A majority of its software products are currently complaint; however, certain programs are still being evaluated. Product evaluations and test method instructions are available for customers to verify their specific instrument's Year 2000 compliancy. The Company anticipates completing its evaluation of its software products in the fourth quarter of 1998.

Rheometric Scientific expects that its systems will be fully operational and will not cause any material disruptions because of the Year 2000 problem. Because of the uncertainties associated with assessing preparedness of suppliers and customers, there is a risk of material adverse effect on Rheometric's future results of operations if these constituencies are not capable of correcting their Year 2000 problems, if any. Contingency plans will be developed to address any problems that may become known.

The Company's estimate of the total cost for Year 2000 compliance, based on the assessment to date plus estimates of remediation costs for customers not yet fully assessed, is approximately $35,000, of which approximately $22,500 has been incurred through September 30, 1998. Incremental spending has not been and is not expected to be material because most Year

                                 11 of 14

2000 compliance costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems and production and facilities equipment. The redirection of spending from procurement of information systems and production and facilities equipment to implementation of Year 2000 compliance plans may in some instances delay productivity improvements. The Company presently believes that the Year 2000 issue will not cause material
operational problems for the Company.   However, if the Company is not
successful in identifying all material Year 2000 problems, or assessment and remediation of identified Year 2000 problems is not completed in a timely manner, there may be an interruption in, or failure of, certain normal business activities or operations. Such interruptions or failures could have a material adverse impact on the Company's consolidated results of operations and financial condition, or on its relationships with customers, suppliers, or others.


                        PART II.  OTHER INFORMATION

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


                                 12 of 14

    *10.1 Amended and Restated Employment Agreement between Ronald
          F. Garritano and the Company incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K dated December 31, 1997 (File No. 0-14617).
    *10.2 Employment Agreement between Matthew Bilt and the
          Company, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 0-14617).
    *10.3 Employment Agreement between Joseph Musanti and the
          Company incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K dated December 31,
          1997 (File No. 0-14617).
     10.4 Loan and Security Agreement with Fleet Capital Corporation dated February 23, 1996, incorporated by reference to
          Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
     10.5 Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
     10.6 Revolving Credit Facility Note - Fleet Capital Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
     10.7 Subordination Agreement between Axess Corporation and Fleet Capital Corporation, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
     10.8 Subordination Agreement between Axess Corporation and RSI (NJ)
          QRS 12-13, Inc., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
     10.9 Amended and Restated Subordinated Unsecured Working Capital
          Note - Axess Corporation, incorporated by reference to Exhibit
          10.28 to the Company's Annual Report on Form 10-K dated
          December 31, 1995 (File No. 0-14617).
    10.10 First Amendment to Lease Agreement dated June 10, 1996 between
          RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
    10.11 Second Amendment to Lease Agreement dated February 20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
    10.12 Amendment Letter dated May 2, 1997 by Fleet Capital Corporation, amending Sections 9.1(J) and 9.3(D) of

                                 13 of 14
          the Loan and Security Agreement dated February 23, 1996, incorporated by reference to Exhibit 10.14 to the
          Company's Annual Report on Form 10-K dated December 31,
          1996 (File No. 0-14617).
    10.13 Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to
          Exhibit 10.15 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
    10.14 Amendment to Loan and Security Agreement with Fleet Capital Corporation dated March 31, 1998 incorporated by reference to
          Exhibit 10.16 to the Company's Annual Report on Form 10-K dated December 31, 1997 (File No. 0-14617).
     24   Consent of Independent Auditors incorporated by reference
          to Exhibit 22 to the Company's Annual Report on Form 10-K
          dated December 31, 1997 (File No. 0-14617).
     27   Financial Data Schedule


(b)       Reports on Form 8-K:

               None.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




November 13, 1998           By  /s/ Joseph Musanti
                              ____________________________
                             Joseph Musanti, Vice President,
                              Finance & Materials and
                              Chief Financial Officer




                                 14 of 14