Form 10-K
period 1998-12-31
RHEOMETRIC SCIENTIFIC INC
filed 2000-01-27
CIK 779164

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K
(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 1998

                                  OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number:   0-14617

                         Rheometric Scientific, Inc.

        (Exact name of registrant as specified in its charter)

                New Jersey                            61-0708419

(State or other jurisdiction of          (I.R.S.Employer Identification No.)
  incorporation or organization)

    One Possumtown Road, Piscataway, N.J.   08854

     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code :  (732) 560-8550


_________________________________________________________________
(Former name, former address, and former fiscal year if changed since last report.)

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

                           Yes      No    X
                               ____     ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 31, 1999: $1,436,729 (For purposes of this filing only, all executive officers and directors have been classified as affiliates.)

The number of shares of the registrant's Common Stock outstanding as of November 1, 1999 was 13,161,739.

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

On August 12, 1998, the Company was notified by its lender that the Company's Loan and Security Agreement (the "Loan Agreement") would not be extended beyond the expiration date of February 23, 1999. Following that notification, the Company commenced discussions with other prospective lenders to replace the credit facility provided by the Loan Agreement with a credit facility with a maximum available credit of $10,000,000. The ability to proceed with a lesser maximum credit than available under the current Loan Agreement is based on existing improvements in the management of the Company's working capital.

Recent Developments

Credit Facility
On February 19, 1999, the Loan Agreement was amended so as to extend the Loan Agreement to May 21, 1999. In addition, the facility limit was permanently reduced to $10,000,000 and the inventory sublimit would continue to be permanently and automatically decreased by $25,000 each week. The Loan Agreement was further extended for one-month periods through October 31, 1999.

On November 12, 1999 the Company's lender amended the Loan Agreement extending its term to November 30, 2000. As of this date, all foreign lines of credit have been consolidated into the domestic line of credit and the foreign receivables are no longer used in the calculation of the borrowing base. Foreign working capital requirements will be satisfied by cash generated from current operations. In addition, the facility limit was permanently reduced to $6,500,000 and the inventory sublimit would continue to be permanently and automatically decreased by $25,000 each week. The advance rate of 69% on eligible receivables will be reduced in March 2000 to 61% and then further decreased 2% each month thereafter. Covenant requirements have been revised based on the Company's forecast for 2000.

Mettler
Effective May 10, 1999, Rheometric Scientific, Inc. (RSI) and Mettler Toledo GmbH (MT) revised their original agreement dated December 21, 1994 whereas RSI agreed to commence production of the RM180 and RM265
products within 30 days.   A payment arrangement was agreed to whereby
the Company would make quarterly payments commencing on May 15, 1999 and continuing through February 15, 2002. Interest is accrued on the unpaid balance at 6% per annum. The Company anticipates total payments denominated in Swiss francs to be approximately 2,239,000 over a three-year period. In addition, RSI also agreed to buy the remaining finished stock, production stock, and accessories for an initial sum of $200,000 and 15 monthly payments of $25,000 commencing
June 30, 1999 and ending August 30, 2000.   See Note 10 of Notes to
Consolidated Financial Statements.


                        DESCRIPTION OF BUSINESS


Financial Information about Industry Segments
Effective December 31, 1998 the Company adopted SFAS 131 "Disclosures about Segments of an Enterprise and Related Information." See Note 9. Prior year information has been restated to present the Company's three reportable segments: Domestic, Europe, and the Far East. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue performance and operating results. Summarized financial information concerning the company's reportable segments is shown in Note 9.

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

Employees. At December 31, 1998, the Company had approximately 187 full-time employees worldwide, none of whom is party to a collective bargaining agreement.

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

The Company also leases space for use as sales and service centers in various locations overseas. The Company leases an aggregate of approximately 13,000 square feet of space in Leatherhead, England; Munchen and Aschaffenburg, Germany; Marne La Vallee, France; and Tokyo, Japan.

Item 3.  Legal Proceedings

There are no known material pending legal proceedings involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on November 5, 1998, the following items were called and received the following vote:

The shareholders nominated and elected the directors to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified with the following results: The vote for director nominee Alexander F. Giacco, For 12,941,173; Withheld 39,161; not voted 181,405. The vote for director nominee Leonard Bogner, For 12,941,173; Withheld 39,161; not voted 181,405. The vote for director nominee Walter M. Bromm, For 12,941,173; Withheld 39,161; not voted 181,405. The vote for director nominee Alan R. Eschbach, For 12,833,673; Withheld 146,661; not voted 181,405. The vote for director nominee Richard J. Giacco, For 12,941,173; Withheld 39,161; not voted 181,405. The vote for director nominee R. Michael Hendricks, For 12,941,173; Withheld 39,161; not voted 181,405. The vote for director nominee Robert K. Prud'homme, For 12,940,623; Withheld 39,711; not voted 181,405.

The shareholders also approved two amendments to the 1996 Stock Option Plan with the following results: The vote for the approval of amendment to the Company's 1996 Stock Option Plan to increase the number of authorized shares from 250,000 to 500,000: For 12,809,008; Abstain 2,105; Against 169,221; not voted 181,405. The vote for the aproval of amendment to the Company's 1996 Stock Option Plan to allow options to be granted to "Outside" Directors: For 12,774,788; Abstain 21,955; Against 183,591; not voted 181,405.

The shareholders also ratified the appointment of PricewaterhouseCoopers L.L.P. as the independent auditors of the Company for the fiscal year ending December 31, 1998 with the following results: For 12,860,668; Abstain 2,655; Against 117,011; not voted 181,405.


                                PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters

Common Stock Market Prices and Dividends

The Company's Common Stock is traded on the OTC Bulletin Board Market under the symbol "RHEM." From February 1 to April 14, 1998, the Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol "RHEM." Rheometric Scientific's common stock moved to The Nasdaq SmallCap Market from The Nasdaq National Market on February 13, 1998 via an exception from the bid price, net tangible assets and market value of public float initial inclusion requirements. The Company met all the initial inclusion requirements as set forth by The Nasdaq Stock Market with the exception of minimum bid price. The exception expired on April 10, 1998. On April 14, 1998, due to the expiration of an exception from the minimum bid price of the NASDAQ SmallCap Market, the Company's common stock was moved to the OTC-Bulletin Board Market. The table below presents the high and low sales prices for each quarter for the years ended December 31, 1998 and 1997.

Since its initial public offering in December 1985, the Company has not paid any cash dividends. The Company's current borrowing arrangements prohibit the payment of cash dividends. At March 19, 1999, there were approximately 168 holders of record of the Company's Common Stock. In addition, there are approximately 485 beneficial holders of Common Stock held in street name.

                              12 Months Ended December 31,
                                1998                1997
                           _____________        ____________
       QUARTER ENDED      High        Low        High      Low

       March 31          $1.13       $0.75       $2.75    $1.63
       June 30            0.98        0.25        2.13     1.38
       September 30       0.72        0.30        1.88     1.00
       December 31        0.56        0.13        1.25     0.69


Item 6.  Selected Financial Data


(In thousands of dollars, except per share data)

                                        12 Months Ended  December 31,
                                1998     1997    1996     1995      1994
                               ______   ______   ______  ______   _______

Sales                        $30,608   $37,539  $41,115  $41,244   $34,571
Restructuring expense           (198)      940       --       --       (98)
Net (loss) earnings           (1,144)   (2,329)  (6,347)     391    (1,463)
Basic and diluted (loss)
earnings per Share             (0.09)    (0.18)   (0.48)    0.03    (0.12)
Total assets                  28,534    35,434   36,045   40,093    35,110
Long-term debt                10,901    11,055   11,361   10,973     9,403


The PL Thermal Sciences Business acquisition has been included as of March 3, 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and
       Results of Operations

12 Months Ended December 31, 1998 vs. 12 Months Ended December 31,
1997

In the year ended December 31, 1998, the Company achieved sales of $30,608,000 compared to $37,539,000 for the year ended December 31, 1997. Japanese sales decreased by 26.8% while domestic and European sales decreased 3.1% and 34.2%, respectively. Sales for 1998 were adversely affected by foreign exchange of $450,000 compared to 1997. International and export sales decreased to 47% of consolidated sales from 56% in 1997. Gross profit for the year ended December 31, 1998 was 43.8% of sales, compared to 44.8% for the same period in 1997. Gross profit in 1997 includes a one-time charge for obsolescence expense of $600,000. See Note 1. Without this charge, gross profit for 1997 would have been 46.4% of sales.

Operating expenses of $12,313,000 decreased by $3,863,000 for the period ended December 31, 1998, compared to the corresponding period in 1997. Included in the 1997 amount is $940,000 relating to the European restructuring, while $198,000 of this was reversed in 1998. Excluding these one-time items, the decrease over the period was $2,725,000. This decrease is largely due to the Company's aggressive expense reduction efforts in the U.S. and the U.K. Exchange difference in 1998 versus 1997 on foreign expenses accounted for approximately $140,000 of the decrease.

Interest expense decreased $62,000 for the period ended December 31, 1998 compared to the corresponding period in 1997. This decrease is due to carrying lower loan balances throughout the period.

Net loss for the year ended December 31, 1998 was $1,144,000 compared to net loss of $2,329,000 in 1997. The 1997 results include a one-time charge of $940,000 related to restructuring and a one-time charge for obsolescence expense of $600,000. In 1998 $198,000 of the restructuring reserve was reversed. In addition, net income in 1998 was favorably affected by a decrease in operating expenses of $2,725,000, a decrease in net interest expense of $62,000, and a currency gain of $161,000 in 1998 compared to a currency loss of $437,000 in 1997.

Backlog as of December 31, 1998 and 1997 was $2,335,000 and
$3,532,000, respectively. The Company expects that all of the items in its backlog will be delivered in the current calendar year.

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


Financing, Liquidity, and Capital Resources

Management believes that the cash generated from operations and funds available under its Loan Agreement, should be sufficient to meet the Company's working capital needs for the next year. On February 23, 1996 the Company entered into a three-year Loan and Security Agreement (the "Loan Agreement"). The Loan Agreement provides a working capital revolving credit facility with a maximum available credit of $11,500,000. The amount of available credit is determined by the level of certain eligible receivables and inventories. Adequacy of cash flows generated beyond will depend upon the Company's ability to achieve expected sales volumes to support profitable operations.

On March 31, 1998, the Company's bank amended the Loan Agreement with regards to the facility limit and inventory sublimit. Effective April 1, 1998 and on the opening of business on Wednesday of each consecutive week thereafter, both the facility limit and inventory sublimit will decrease by $25,000. As of December 31, 1998 the facility limit is $10,500,000 and the inventory sublimit is $5,000,000.

The Company's Loan Agreement expired on February 23, 1999, and the lender had notified the Company in August 1998 that the Loan Agreement would not be extended beyond the expiration date. Following that notification, the Company commenced discussions with other prospective lenders to replace the credit facility provided by the Loan Agreement with a credit facility with a maximum available credit of $10,000,000. This credit facility would take advantage of both domestic and foreign receivables in calculating the borrowing base. The ability to proceed with a lesser maximum credit than available under the current Loan Agreement is based on existing improvements in the management of the Company's working capital.

On February 19, 1999, the Loan Agreement was amended so as to extend the Loan Agreement to May 21, 1999. In addition, the facility limit was permanently reduced to $10,000,000 and the inventory sublimit would continue to be permanently and automatically decreased by $25,000 each week. The Loan Agreement was further extended for one-month periods to October 31, 1999.

On November 12, 1999 the Company's lender amended the Loan Agreement extending its term to November 30, 2000. As of this date, all foreign lines of credit have been consolidated into the domestic line of credit and the foreign receivables are no longer used in the calculation of the borrowing base. Foreign working capital requirements will be satisfied by cash generated from current operations. In addition, the facility limit was permanently reduced to $6,500,000 and the inventory sublimit would continue to be permanently and automatically decreased by $25,000 each week. The advance rate of 69% on eligible receivables will be reduced in March 2000 to 61% and then further decreased 2% each month thereafter. Covenant requirements have been revised based on the Company's forecast for 2000.

Cash Flows from Operations
Net cash provided by operating activities in the fiscal year ended December 31, 1998 was $4,109,000 compared to net cash used in operating activities in the fiscal years ended December 31, 1997 and 1996 of $2,924,000 and $1,082,000, respectively. The positive cash flow from operations in 1998 was comprised primarily on a decrease in receivables and inventories of $5,711,000 and $700,000, respectively, as well as an increase in payable to affiliate of $884,000. This positive cash flow was offset by a decrease in liabilities of $2,829,000, a decrease in the restructuring reserve of $940,000, and a net loss of $1,144,000.
Also contributing to this positive cash flow is non-cash depreciation and amortization charges of $987,000 and an increase in the inventory reserve of $738,000. A large portion of the reserve increase is to address obsolescence resulting from product redesign.

Cash Flows from Investing
The Company made capital expenditures of $144,000, $158,000, and $469,000, respectively, in the fiscal years ended December 31, 1998, 1997, and 1996.

Cash Flows from Financing
Net cash used in financing activities in the fiscal year ended December 31, 1998 was $3,743,000. This was due mainly to a decrease in short-term borrowings of $3,349,000. This compares to net cash provided by financing activities in the fiscal years ended December 31, 1997 and 1996 of $2,904,000 and $661,000, respectively.
Additionally there was a decrease in our borrowing against receivables and our lease obligation of $196,000 and $229,000, respectively.

Total borrowings with foreign and domestic banks at December 31, 1998 were $5,718,000 with remaining availability of approximately
$1,794,000.

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

In a program that was started in 1997, the Company has completed an inventory of information systems, production and facilities equipment, products, customers, and suppliers that may potentially have a Year 2000 problem. The Company has been formally addressing assessments, conversion plans and conversion implementation and testing for all internal systems running on a variety of computer platforms. Approximately 90% of the internal systems conversions and upgrades are completed. Certain non-compliant systems are being replaced or retired from service. Converted programs have been tested. Software and equipment found to be not Year 2000 compliant will be upgraded or replaced before the end of the fourth quarter of 1999.

In addition to efforts regarding internal systems, the Company has also been assessing its significant suppliers. These suppliers include raw material, energy and production supply providers, as well as suppliers of financial, communication and logistics services. The

Company has communicated with key suppliers and has sent questionnaires to all critical suppliers regarding year 2000 readiness.

Rheometric Scientific has completed assessment of its manufactured products and internal systems for Year 2000 compliance. This task was completed during the first quarter of 1999. The majority of instruments were found to be Year 2000 compliant. Software upgrades for non-compliant products have been released via customer support and the Internet. A summarized listing of instrument compliance status is posted on the corporate web site at http://www.rheosci.com, which includes individual instrument information and results of internal system evaluations.

All internal systems that have not yet been updated for Year 2000 compliance are being revised or tested at this time. Computer hardware is being replaced in an ongoing equipment renewal program. Some software revisions are being performed off-site by a Year 2000 consultant. This work has entered the testing stage, and completion of testing and implementation is expected during fourth quarter of 1999. All identified systems have been evaluated, and no unexpected problems have been encountered at this time.

Rheometric Scientific expects that its products, systems and suppliers will remain fully operational and will not cause any material disruptions due to Year 2000 problems. Because of the uncertainties associated with assessing preparedness of suppliers and customers, there is a risk of material adverse effect on Rheometric's future results of operations if these constituencies are not capable of correcting their Year 2000 problems, if any. Contingency plans are being developed to address any problems that may become known.

The Company's estimate of the total cost for Year 2000 compliance, based on the work completed to date plus estimates of remediation costs for systems not yet fully assessed, is approximately $50,000, of which approximately $35,500 has been incurred through June 30, 1999. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems and production and facilities equipment. The redirection of spending from procurement of information systems and production and facilities equipment to implementation of Year 2000 compliance plans may in some instances delay productivity improvements. The Company presently believes that the Year 2000 issue will not cause material operational problems for the Company.
However, if the Company is not successful in identifying all material Year 2000 problems, or assessment and remediation of identified Year 2000 problems is not completed in a timely manner, there may be an interruption in, or failure of, certain normal business activities or operations. Such interruptions or failures could have a material adverse impact on the Company's consolidated results of operations and financial condition, or on its relationships with customers, suppliers, or others.

ITEM 8.  Financial Statements and Supplementary Data

PricewaterhouseCoopers L.L.P.


Report of Independent Accountants

To the Board of Directors and
Shareholders of Rheometric Scientific, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows present fairly, in all material respects, the financial position of Rheometric Scientific, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
December 29, 1999

                RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


 (In thousands)

                                                  December  31,
                                                1998         1997
                                               _______      ______

ASSETS
Current Assets
 Cash                                         $   488     $   297
 Receivables - less allowance for
   doubtful accounts of $407 and $198
   as of December 1998 and 1997                 9,817      14,916
 Inventories, net
   Finished goods                               3,491       5,659
   Work in process                              1,491       2,650
   Assembled components, materials,
    and parts                                   5,648       3,550
                                               ______      ______
                                               10,630      11,859
 Prepaid expenses and other assets                990         813
                                               ______      ______

  Total current assets                         21,925      27,885
                                               ______      ______

Property, plant, and equipment                 15,370      15,904
 Less, accumulated depreciation and
  Amortization                                  9,524       9,475
                                               ______      ______

 Property, plant, and equipment, net            5,846       6,429
Goodwill, net                                      --          --
Other assets                                      763       1,120
                                               ______      ______
  Total Assets

LIABILITIES AND SHAREHOLDERS' EQUITY          $28,534     $35,434
                                               ======      ======

Current Liabilities
 Short-term bank borrowings                   $ 5,718     $ 8,769
 Current maturities of long-term debt             242         227
 Accounts payable                               2,381       3,931
 Borrowings against accounts receivable           874         958
 Accrued liabilities                            3,267       5,360
                                               ______      ______

  Total current liabilities                    12,482      19,245
                                               ______      ______


Long-term note payable                             --          79
Long-term debt lease obligation                 4,643       4,718
Long-term debt - affiliate                      6,258       6,258
Payable to affiliate                            1,336       1,240
Other long-term liabilities                       102          --
                                               ______      ______

  Total liabilities                            26,769      32,604
                                               ______      ______

Commitments and contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  Authorized 20,000 shares; issued and
  Outstanding 13,162 shares at
  December 31, 1998 and 1997                       13          13
 Additional paid-in capital                    25,523      25,492
 Accumulated deficit                          (23,691)    (22,547)
Accumulated other comprehensive income
 ($48 and (217) in 1998 and 1997
  respectively)                                   (80)       (128)
                                               ______      ______

  Total shareholders' equity                    1,765       2,830
                                               ______      ______

   Total Liabilities & Shareholders' Equity   $28,534     $35,434
                                               ======      ======

See Notes to Consolidated Financial Statements

             Rheometric Scientific, Inc. and Subsidiaries
                 Consolidated Statements of Operations

(In thousands, except per share amounts)


                                     12 Months Ended December 31,
                                     1998        1997        1996
                                   _______     _______      _______
Sales                              $30,608     $37,539      $41,115

Cost of sales                       17,196      20,728       22,240
                                    ______     _______      _______

Gross profit                        13,412      16,811       18,875
                                    ______      ______       ______

Marketing and selling expenses       8,522       9,122       10,537
Research and development expenses    2,201       3,145        3,055
General and administrative expenses  1,551       2,597        3,532
Impairment of long-lived assets         --          --        2,438
Restructuring expense                 (198)        940           --
Goodwill amortization                   --          96          405
Intangible amortization                237         276          357
Loss on sale/leaseback                  --          --        2,368
                                    ______      ______      _______

                                    12,313      16,176       22,692
                                    ______      ______       ______

Operating income (loss)              1,099         635       (3,817)

Interest expense                    (1,378)     (1,523)      (1,847)
Interest expense - Affiliate          (906)       (835)        (786)
Interest income                         --          12          196
Foreign currency Income/(loss)         161        (437)          (5)
                                    ______      ______       ______

Loss before income taxes           (1,024)      (2,148)      (6,259)
Income tax (benefit)/expense          120          181           88
                                   ______       ______       ______

Net loss                        $  (1,144)    $ (2,329)    $ (6,347)
                                   ======       ======       ======

Net loss per share

  Basic                            $(0.09)      $(0.18)      $(0.48)
                                   ======       ======       ======
  Diluted                          $(0.09)      $(0.18)      $(0.48)
                                   ======       ======       ======
Average number of shares outstanding

  Basic                            13,162       13,162       13,162
                                   ======       ======       ======

  Diluted                          13,162       13,162       13,162
                                   ======       ======       ======


See Notes to Consolidated Financial Statements.

             Rheometric Scientific, Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows

(in thousands)                            12 Months Ended December 31,
                                           1998        1997      1996
                                          ______      ______    ______

Cash Flows from Operating Activities
Net loss                                  $(1,144)   $(2,329)   $ (6,347)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization of
    plant and equipment                       750        786         874
  Amortization of goodwill                     --         96         405
  Provision for slow moving inventory         738        819         398
  Amortization of intangibles                 237        276         357
  Loss on sale/leaseback financing             --         --       2,368
  Loss on sale/retirement of property,
    plant, and equipment                       91         --           9
  Unrealized currency (gain) loss            (137)       418        (140)
  Impairment of long-lived assets              --         --       2,438
Changes in assets and liabilities:
  Receivables                               5,711       (224)     (1,771)
  Inventories                                 700     (3,606)     (1,177)
  Prepaid expenses and other assets          (149)       (78)        808
  Accounts payable and accrued liabilities (2,829)      (330)        224
  Payable to affiliate                        884        271         493
  Other assets                                153         59        (301)
  Restructuring reserve                      (940)       940          --
Other non current liabilities                 102         --          --
  Other non-current liability - Mettler       (58)       (22)        280
                                            ______    ______      ______

Net cash provided by (used in)
  operating activities                      4,109     (2,924)     (1,082)

Cash Flows from Investing Activities:
  Purchases of property, plant,
   and equipment                             (144)      (158)       (469)
                                           ______     ______      ______

Net cash used in investing activities        (144)      (158)       (469)

Cash Flows from Financing Activities

  Repayment under line of credit agreement (3,349)         --     (3,020)
  (Repayments)/borrowings against accounts
     receivables                             (196)      1,018         --
  Borrowings under line of credit agreements   --       1,214      4,700
  Repayment of long-term debt/lease
    obligation                               (229)       (189)    (5,763)
  Proceeds from long-term note payable         --          --        246
  Repayment of short-term debt affiliate       --          --       (375)
  Proceeds from warrants                       31          --         --
  Net proceeds from sale/leaseback arrangement --          --      5,734
Mortgage participation                         --         861       (861)
                                           ______      ______     ______

Net cash (used in)/provided by financing
  activities                               (3,743)      2,904        661

Effect of Exchange Rate Changes on Cash       (31)        (11)        12
                                          _______     _______     ______

Net increase (decrease) in cash               191        (189)      (878)
Cash at beginning of period                   297         486      1,364
                                           ______      ______     ______

Cash at end of period                    $    488     $   297   $    486
                                           ======      ======     ======

See Notes to Consolidated Financial Statements

                             Page 14 of 37

             Rheometric Scientific, Inc. and Subsidiaries
            Consolidated Statements of Shareholders' Equity
                         And Comprehensive Loss


                                           Additional                              Total
(In thousands)                Common Stock   Paid-in (Accumulated Comprehensive Shareholders'
                             Shares  Amount  Capital    Deficit)  Income/(Loss)    Equity

Balance at December 31, 1995  13,162    13   24,759   (13,871)     (13)         10,888
                              ______   ___   ______    ______       ____        ______

Net loss                          --    --       --    (6,347)       --       (6,347)
Currency translation adjustment   --    --       --        --       102          102
Comprehensive loss                --    --       --        --        --       (6,245)
Warrants                          --    --      733        --        --          733
__________________________________________________________________________________

Balance at December 31, 1996  13,162    13   25,492   (20,218)        89       5,376
                              ______  ____   ______    ______       ____      _______

Net loss                          --    --       --    (2,329)        --      (2,329)
Currency translation adjustment   --    --       --        --       (217)       (217)
Comprehensive loss                --    --       --        --         --      (2,546)
___________________________________________________________________________________

Balance at December 31, 1997  13,162    13   25,492   (22,547)      (128)      2,830
                              ______  ____   ______    ______       ____      ______

Net loss                          --    --       --    (1,144)        --      (1,144)
Currency translation adjustment   --    --       --        --         48          48
Comprehensive loss                --    --       --        --         --      (1,096)
Warrants                          --    --       31        --         --          31
__________________________________________________________________________________

Balance at December 31, 1998  13,162   $13  $25,523  $(23,691)   $   (80)    $ 1,765
                               =====   ===   ======    ======      =====     ======

See Notes to Consolidated Financial Statements



Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation and Operations
The consolidated financial statements include the accounts of Rheometric Scientific, Inc., and its wholly-owned subsidiaries (referred to as "Rheometric" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Axess Corporation ("Axess" or the "Affiliate") owns 76.6% of the outstanding shares of the Company's Common Stock as of December 31, 1998.

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

Revenue Recognition
Product sales are recorded upon shipment. Service revenues are recorded as services are performed. Maintenance agreement revenues are recorded on a straight-line basis over the terms of the respective agreements. Service revenues for the years ended December 31, 1998, 1997, and 1996, were $3,965,000, $3,397,000, and $3,820,000, respectively. Deferred revenue relating to maintenance agreements amounted to $766,131, and $813,394 at December 31, 1998 and 1997,
respectively, and is included in Accrued liabilities in the accompanying Consolidated Balance Sheets.

Inventories
Inventories, consisting of purchased materials, direct labor, and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market. As of December 31, 1998 and 1997 the Company had a reserve of approximately $1,315,000 and $1,979,000, respectively, for excess and obsolete inventory.

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

No provision has been made for U.S. income taxes which would be payable if undistributed earnings of approximately $552,000 as of December 31, 1998 of foreign subsidiaries were distributed to the Company in the form of dividends, since it is management's intention to permanently reinvest such earnings in the related foreign operations.

Goodwill and Intangibles
Goodwill is amortized using the straight-line method over seven years. All other intangibles are amortized using the straight-line method over the respective useful life. (See Accounting for the Impairment of Long-Lived Assets.)

Total accumulated amortization of capitalized software for the year ended December 31, 1998, 1997 and 1996 was $654,000 and $503,000, and
$357,000 respectively. The unamortized balance of capitalized software development costs totaled $34,000 in 1998, $167,000 in 1997, and $313,000 in 1996, which is amortized using a three-year useful life. Amortization expense relating to capitalized software development costs for the year ended December 31, 1998, 1997, and 1996 totaled $151,000, $146,000, and $43,000 respectively.

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

Net cash used in operating activities for the years ended December 31, 1998, 1997, and 1996, respectively, reflects cash payments for interest of $1,281,000, $2,044,600, and $2,114,700, and income taxes of $169,000, $49,200, and $102,700, respectively. The bad debt expense for the years ended December 31, 1998, 1997, and 1996 was $262,400, $108,200, and $37,600, respectively.

Fair Value of Financial Instruments
The estimated fair value of the Company's debt instruments as of December 31, 1998 and 1997 approximates the carrying amount. The fair value of the debt instruments is estimated based on the discounted future cash flows using currently available interest rates. The Company's letter of credit instrument is not recognized in the Company's consolidated balance sheet and a reasonable estimate of fair value could not be made.

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

Accounting for the Impairment of Long-Lived Assets
The Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "(Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") in March 1995. FAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived asset may not be
recoverable.   As a result of this review, an impairment was
recognized in 1996 relating to the goodwill generated by the acquisition of PL Thermal Sciences Business in 1994 and the intangible asset recorded in connection with the 1995 purchase of the Mettler property rights for the RM180 and the RM260.

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

Other Matters
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and require that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company has
adopted these standards of disclosure for 1998.   See Consolidated
Statement of Shareholders' Equity and Comprehensive Loss and Note 9.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," for fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 require all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. At present time the Company is reviewing the potential impact of this standard.

2.  Property, Plant and Equipment

Property, plant and equipment as of December 31 consisted of the following:

                                             1998             1997
                                            ______           ______
Assets under direct financing lease     $ 6,391,000       $ 6,300,000
Buildings                                         0           133,000
Machinery and equipment                   2,382,000         2,367,000
Office equipment                          5,509,000         5,622,000
Transportation equipment                    100,000           195,000
Leasehold improvements                      135,000           434,000
Assets under capital lease                  853,000           853,000
                                         __________        __________

                                        $15,370,000       $15,904,000
                                          =========        ==========

On February 23, 1996, the Company entered into a sale/leaseback arrangement whereby the Company sold the Company's corporate headquarters and main manufacturing facility, and the

19 acres of real property on which the facility is located (the facility and the real estate being referred to herein as the "Facility") for $6,300,000. The transaction was treated as a financing. A lease obligation was recorded and the asset written down to the amount of the proceeds. As a result of the sale, the Company recognized a loss on its income statement of $2,368,000, the differences between the proceeds of the sale and the cost of the facility as carried on the Company's balance sheet. The assets will be amortized over the life of the lease on a straight-line basis. Accumulated amortization on these assets under direct financing was $1,190,000 and $766,000 as of December 31,1998 and 1997, respectively.

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

3.  Long-term Debt and Short-term Borrowings

Long-term debt as of December 31 consisted of the following:

                                             1998           1997
                                            _____          _____
Obligation under sale/leaseback
  payable through February 2011,
  with interest imputed at a rate of
  13.9% and 13.9% for 1998 and
  1997, respectively                       $4,806,000      $4,857,000

Note payable through November
   1999 with interest at 9.54%                 79,000         167,000
                                           __________      __________

                                            4,885,000       5,024,000
Less current maturities                       242,000         227,000
                                           __________      __________

                                         $  4,643,000    $  4,797,000
                                            =========      ==========


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

On March 31, 1998, the Company's bank amended the Loan Agreement with regards to the facility limit and inventory sublimit. Effective April 1, 1998 and on the opening of business on

Wednesday of each consecutive week thereafter, both the facility limit and inventory sublimit will decrease by $25,000. As of December 31, 1998 the facility limit is $10,500,000 and the inventory sublimit is $5,000,000.

The amount of available credit is determined by the level of certain eligible receivables and inventory. The Company's obligations under the Loan Agreement are collateralized by substantially all of the Company's assets.

The Company at December 31, 1998 had working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit were supported by letters of credit issued under the Loan Agreement. Total borrowings were $5,718,000 with remaining availability of approximately $1,794,000 at December 31, 1998. Borrowings at December 31, 1998 were $2,738,000 with domestic banks and $2,980,000 with foreign banks.

The domestic line of credit bears interest at prime plus 1.5% (9.25%
at December 31, 1998 and 10.0% at December 31, 1997).   Interest rates
on the foreign lines of credit range between 1.5% and 3.0% in Japan and between 6.0% and 8.0% in Europe as of December 31, 1998 and interest rates on the foreign lines of credit range between 1.9% and 3.0% in Japan and between 6.0% and 8.3% in Europe as of December 31, 1997. The weighted-average interest rate on short-term debt outstanding was 6.1% and 7.7% as of December 31, 1998 and 1997, respectively.

The amended Loan Agreement requires the Company to maintain a minimum tangible net worth and working capital, generate minimum consolidated and domestic cash flows, and achieve a minimum adjusted funded debt to adjusted tangible net worth ratio. In addition, the Loan Agreement prohibits the payment of cash dividends or cash distributions to shareholders.

During 1998 and the first half of 1999, the Company had been in violation of certain debt covenants associated with its obligation under a sale/leaseback arrangement and its short-term loan agreement. The Company has obtained permanent waivers covering these violations.

The Loan Agreement also provided certain letters of credit facilities for operations of the Company's foreign subsidiaries.

The Company's Loan and Security Agreement (the "Loan Agreement") expired on February 23, 1999, and the lender notified the Company in August 1998 that the Loan Agreement will not be extended beyond the expiration date. Following that notification, the Company has commenced discussions with other prospective lenders to replace the credit facility provided by the Loan Agreement with a credit facility with a maximum available credit of $10,000,000. The ability to proceed with a lesser maximum credit than available under the current Loan Agreement is based on existing improvements in the management of the Company's working capital.

On February 19, 1999 the Loan Agreement was amended so as to extend the Loan Agreement to May 21, 1999. In addition, the facility limit was permanently reduced to $10,000,000 and the inventory sublimit would continue to be permanently and automatically decreased by $25,000 each week. The Loan Agreement was further extended for one-month periods to October 31, 1999.

On November 12, 1999 the Company's lender amended the Loan Agreement extending its term to November 30, 2000. As of this date, all foreign lines of credit have been consolidated into the domestic line of credit and the foreign receivables are no longer used in the calculation of the borrowing base. Foreign working capital requirements will be satisfied by cash generated from current operations. In addition, the facility limit was permanently reduced to $6,500,000 and the inventory sublimit would continue to be permanently and automatically decreased by $25,000 each week. The advance rate of 69% on eligible receivables will be reduced in March 2000 to 61% and then further decreased 2% each month thereafter. Covenant requirements have been revised based on the Company's forecast for 2000.

The Company's foreign subsidiaries sell certain accounts receivable balances to financial institutions. At December 31, 1998 trade receivables discounted with recourse amounted to $874,000 and is shown as borrowings on the balance sheet. During the years ended December 31, 1998, 1997, and 1996, approximately $3,800,625,
$4,678,536, and $3,205,000, respectively, of trade receivables were sold, with recourse, to banks.

4.  Long-term Debt - Affiliate

Long-term debt - affiliate as of December 31 consisted of the following:

<CAPTON>
                                                       1998         1997
                                                      _____        _____
Subordinated term note due February 28,
2002 with interest at 12% per annum              $ 6,258,000   $6,258,000
                                                   =========    =========

The Company and Axess executed various subordinated term loans during the years ended December 31, 1993, 1994 and 1995 aggregating $5,740,000. On February 23, 1996, Axess and the Company consolidated all of the outstanding notes and deferred interest amounting to $517,972 into a new subordinated note for an aggregate amount of $6,258,000. The new note bears interest at 12% payable monthly and is due February 28, 1999. On July 13, 1999 the due date was extended to February 28, 2002. Payment of interest is contingent upon cash flow
availability.   Accrued interest at December 31, 1998 and 1997 was
$1,275,000 and $391,000 respectively.

5.  Income Taxes

The components of deferred tax assets and (liabilities) as of December 31 consisted of the following:

<CAPTON>

                                                          1998        1997
                                                         ______      ______

  Inventory reserves, inventory capitalization, and
     intercompany profit in inventory                 $   919,000    $1,248,000
  Other                                                 1,065,000     2,098,000
  Net operating loss carryforwards                      6,024,000     8,250,000
  Research and development and other tax
     credit carryforwards                               1,001,000     1,030,000
                                                        _________     _________
  Gross deferred tax assets                             9,009,000    12,626,000
                                                        _________     _________
  Gross deferred tax liabilities                          212,000      (308,000)
                                                        _________     _________
  Net deferred tax asset before valuation
     allowance                                          8,797,000    12,318,000
  Valuation allowance on deferred tax assets           (8,797,000)  (12,318,000)
                                                        _________    __________
  Net deferred tax asset                               $       --   $        --
                                                        ==========   =========

A valuation allowance is established when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

At December 31, 1998, the Company had Federal net operating loss carryforwards for income tax purposes of approximately $9,275,000 which expire in 2005 through 2011, State net operating losses of $10,182,000, which expire 1999 through 2003, and foreign loss carryforwards of approximately $4,378,000, a portion of which may be carried forward indefinitely. The Company also has other tax credit carryforwards aggregating approximately
$1,001,000 at December 31, 1998, which expire in 2001 through 2010.

The change in ownership resulting from the August 21, 1992 sale of Common Stock and a subordinated convertible debenture will result in a limitation on future annual utilization of domestic tax credits and net operating losses, pursuant to Internal Revenue Code Sections 382 and 383.

(Loss) income before income taxes as of December 31 consisted of the following:

                            1998            1997                1996
                            ____            ____                ____

Domestic               $ 2,402,000     $   757,000        $ (4,157,000)
Foreign                 (3,426,000)     (2,905,000)         (2,102,000)
                        __________      __________           _________

                      $ (1,024,000)    $(2,148,000)        $(6,259,000)
                        ==========      ==========          ==========


The components of income tax expense for the years ended December 31 consisted of the following:

                       1998             1997              1996
                      _____            _____             _____
Federal:
     Current       $ (65,000)     $      30,000      $       --
     Deferred             --                 --              --
                     _______           ________        ________

                     (65,000)            30,000              --
                     _______           ________         _______

Foreign:
     Current         181,000            143,000          83,000
      Deferred            --                 --              --
                     _______           ________         _______

                     181,000            143,000          83,000
                     _______           ________         _______
State:
     Current           4,000              8,000           5,000
     Deferred             --                 --              --
                     _______           ________        ________

                       4,000              8,000           5,000
                     _______           ________        ________

                  $  120,000        $   181,000     $    88,000
                    ========          =========       =========

The Company's effective tax rate varies from the statutory federal tax rate as of December 31 as a result of the following:


                                        1998         1997          1996
                                        _____        _____         _____

Computed statutory income
  tax (benefit) provision           $ (290,000)   $ (974,000)   $(2,128,000)
State income taxes, net  Federal
  tax benefit                            2,000         7,000          3,000
Foreign taxes in excess of
  statutory rate                       164,000        75,000         11,000
Utilization of net operating losses   (841,000)           --             --
Effect of loss carryforwards not
  recognized                         1,071,000     1,067,000      2,195,000
Other                                   14,000         6,000          7,000
                                      ________     _________       ________

                                    $  120,000     $ 181,000      $  88,000
                                      ========     =========       ========


6.  Capital Stock and Stock Option and Incentive Plans

The Company has one stock option plan under which stock options may be granted, the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, authorizes the issuance of up to 500,000 shares of the Company's common stock as incentive stock options pursuant to Section 422 of the Internal Revenue Code. Stock options are granted at prices which equate to the market value of the stock on the date of option grant. Options generally become exercisable in ratable installments over a four-year period, with unexercised options expiring no later than 10 years from the date of grant.

Stock option activity for the years 1998 and 1997 is as follows:

                                   1998                   1997
                            ____________________   _____________________
                                  Weighted                Weighted
                                  Average                 Average
                                  Exercise                Exercise
                             Shares       Price       Shares      Price


Outstanding at January 1,     166,400     $1.64      145,900        $1.75
          Granted             220,000      0.62       50,000         1.38
          Exercised                --        --           --           --
          Canceled             34,000      1.75       29,500         1.75

Outstanding at December 31,   352,400      0.99      166,400         1.64

Excercisable at December 31,  140,200      0.78       29,100         1.75

Available for grant at
  December 31,                147,600                 83,600

Weighted average fair value
  of options granted during
  the period                    $0.33                  $1.38


The following table summarizes the information about stock options outstanding at December 31, 1998.


               Options Outstanding               Options Exercisable
               __________________                _________________
                             Weighted
              Number         Average     Weighted     Number        Weighted
 Range of    Outstanding at  Remaining    Average  Outstanding at   Average
  Exercise   December 31,    Remaining    Exercise  December 31,    Exercise
  Prices        1998        Life (Years)   Price       1998           Price
__________   ___________    __________    ________   __________     ________


$0.39 - $1.75  352,400        9.1          $0.99       140,200       $0.78


The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and, accordingly, no compensation cost has been recognized in the Statements of Operations. Had the Company accounted for stock options under the fair value method of SFAS 123, net loss would have increased by approximately $90,000 and $25,000 for 1998 and 1997 respectively. The per share impact was less than $0.01 in both years.

The fair value for the option grants was estimated at the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions:

                                1998            1997
                              --------        --------
Risk free interest rate        6.00%           6.67%
Expected Volatility           50.48%          50.48%
Expected life (years)          4               4
Dividend yield                 0%              0%


In connection with the sale/leaseback arrangement, the Company issued the following three warrants to acquire shares of its Common Stock, all having an exercise price of $2.00 per share: (1) a warrant to the Landlord to purchase 132,617 shares of Common Stock of the Company, exercisable during the term of the lease; (2) a conditional warrant to the Landlord to purchase 331,543 shares of Common Stock of the Company which shall only be exercisable if the indebtedness owed by Landlord under the Mortgage Loan is repaid prior to February 23, 1997; or if the Landlord is unable to refinance the indebtedness owed under the Mortgage Loan prior to February 23, 1997, solely as a result of environmental contamination relating to the 11 acres of undeveloped real estate constituting a portion of the facility (the "Excess Land"); and (3) a conditional warrant to the Landlord's Lender (the "Lender") to purchase 331,543 shares of Common Stock which shall only be exercisable if the indebtedness owed under the Mortgage Loan by Landlord to Lender is not refinanced prior to February 23, 1997. On February 20, 1997, the Landlord refinanced the Mortgage Loan and the Company's interest in the Mortgage Loan was repaid. On that same day, the conditional warrant to the Landlord to purchase 331,543 shares of Common Stock of the Company became exercisable and the conditional warrant to Lender terminated. On July 22, 1998 in consideration for waiving certain covenant violations, the exercise price for the outstanding warrants was reduced to $1.00 per share. Additionally, on December 29, 1999, in consideration of waiving certain covenant violations the exercise price for the outstanding warrants was reduced to $0.37 per share.

7.  Employee Benefit Plans

The Company has a 401(k) Savings and Investment Retirement Plan (the "401(k) Plan") under which the Company matches a portion of the employees' salary deduction contributions. Substantially all domestic employees are eligible to participate in the 401(k) Plan. Contributions by the Company were $141,000, $150,000, and $140,000, for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's foreign subsidiaries also sponsor employee retirement plans. The expense recorded by the Company for such plans was insignificant for the years ended December 31, 1998, 1997, and 1996. The Company does not sponsor any post-retirement health, life insurance, or related benefit plans, nor any significant post-employment benefit plans.

8.  Commitments and Contingencies

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment, principally data processing. Real estate taxes, insurance, and maintenance expenses are normally obligations of the Company. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense was $679,000, $707,000, and $760,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

On February 23, 1996, the Company entered into a sale/leaseback arrangement which is recorded as a financing on its facility in Piscataway, New Jersey. As a result of this transaction, the Company is committed to a 15-year lease with an initial annual payment of $1,180,000 payable quarterly. The facility lease is treated as debt for financial reporting purposes. See Note 3 - Long-term Debt.

On February 20, 1997, as a result of the Landlord refinancing the mortgage on the property, the Company's annual lease payment was significantly reduced for the remaining life of the lease. This resulted in the reduction of the imputed interest rate to 13.9% from 22.8% in the original lease. The resulting annual payment was $805,361, payable monthly. The lease is subject to an annual CPI adjustment which is capped at 3% per year. This decrease was the result of the Landlord refinancing the mortgage on the property. On March 1, 1998 the basic rent payment was adjusted to $820,000. On March 1, 1999 the basic rent payment was again adjusted to $833,137.

The minimum commitments under noncancellable leases consisted of the following at December 31, 1998:

                                                              Direct
                                    Operating                Financing
     Year                             Leases                   Lease

     1999                             465,000                 831,000
     2000                             372,000                 833,000
     2001                             326,000                 833,000
     2002                             300,000                 833,000
     2003                             280,000                 833,000
     Thereafter                             0               5,971,000
                                    _________               _________

Total minimum lease payments       $1,743,000              10,134,000
Less amounts representing interest                          5,328,000
                                                            _________

Total lease obligation                                      4,806,000
                                                            _________

Current maturities                                            163,000
                                                            _________

Long term lease obligation under refinancing              $ 4,643,000
                                                            =========



On August 27, 1998, the Company consummated the assignment of lease of its Epsom facility in the United Kingdom to a third party and moved its sales and service personnel to offices located in Leatherhead. In the event of non-performance by the third party, the Company is liable. Should they not perform the Company's additional cash outflow would be $216,000 per year in years 1999, 2000, 2001, 2002, 2003, and
$2,264,000 thereafter.

The Company amended and restated written employment agreements with key management executives in September 1996 and March 1998, as well as entered into an employment agreement in March 1998 with a certain key management executive. Two agreements are for one year and one agreement is for three years. The minimum obligation under those contracts for 1999 aggregates approximately $385,000, and for 2000 and 2001 approximately $150,000 and $0, respectively. After the initial terms of the agreements, they will continue on a year-to-year basis. Additionally, the Company has entered into consulting agreements. The minimum obligation under the terms of the consultancy agreements is $121,000. The Company entered into a 15-year royalty agreement in August 1991 for the Elongational Rheometer Products. This royalty agreement is based on sales of the product. Accrued royalties were $76,000 and $110,000 at the end of 1998 and 1997 respectively.

In the ordinary conduct of its business, the Company may be party to litigation. At December 31, 1998, in the opinion of management, there are no matters pending or threatened which would have a material adverse effect on the consolidated financial position or results of operations of the Company.

  9.   Operating Segments/Foreign Operations and Geographic Information

Effective December 31, 1998 the Company adopted SFAS 131 "Disclosures about Segments of an Enterprise and Related Information." Prior year information has been restated to present the Company's three reportable segments: Domestic, Europe, and the Far East. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue performance and operating income. Summarized financial information concerning the company's reportable segments is shown below:


(In thousands)       Domestic     Europe       Japan     Consolidated
_____________________________________________________________________

Trade Sales:
1998                  $16,278    $  7,587    $  6,743      $30,608
1997                   16,804      11,527       9,208       37,539
1996                   17,694      14,577       8,844       41,115

Intercompany Revenues
1998                    7,760       1,260           0       ------
1997                   11,530       2,658           0       ------
1996                    9,078       3,809          10       ------

Operating Income
1998                    4,360      (3,141)       (120)       1,099
1997                    2,083      (1,959)        511          635
1996                   (3,913)       (256)        352        3,817

Identifiable Assets
1998                   25,483        (801)      3,852       28,534
1997                   28,447       2,967       4,020       35,434
1996                   25,025       7,539       3,481       36,045

Depreciation and Amortization
1998                      779         179          29          987
1997                      858         157          47        1,062
1996                      955         204          72        1,231


Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk, and other factors. Included in domestic sales are export sales of $180,000, $257,000, and $1,731,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

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

The original cost of the property rights was 2,500,000 Swiss Francs or $1,905,500 U.S. dollars.
During the transition phase, the Company will pay Mettler for manufacturing the products plus a 10% royalty payment on sales. After the Company assumes manufacturing, Mettler will receive quarterly royalty payments based upon a percentage of sales or a minimum payment formula. Beginning in 1995, interest accrues on the unpaid balance at 6% per annum. The original cost of $1,905,500 was adjusted for anticipated interest costs to arrive at total estimated payments of $2,225,500. This amount was discounted using a 12.9% effective rate of interest. The Company recorded a liability of $1,525,000, included in other long-term liabilities. The discount is being amortized over a six-year period using the interest method. The liability balance at December 31, 1998 is $1,536,000.

Effective May 10, 1999, Rheometric Scientific, Inc. (RSI) and Mettler Toledo GMBH (MT) revised their original agreement dated December 21, 1994 whereas RSI agreed to commence production of the RM180 and RM265 products within 30 days. A payment arrangement was agreed to whereby the Company would make quarterly payments commencing on May 15, 1999 and continuing through February 15, 2002. Interest is accrued on the upaid balance at 6% per annum. The Company anticipates total payments denomiated in Swiss francs, including interest, to be approximately 2,239,000 over a three-year period. In addition, RSI also agreed to buy the remaining finished stock, production stock, and accessories for an initial sum of $200,000 and 15 monthly payments of $25,000 commencing June 30, 1999 and ending August 30, 2000.

11.  Related Parties

Mr. Robert E. Davis was president and CEO of the Company from September 20, 1993 through August 31, 1997. Effective January 1, 1994, the Company and Axess verbally agreed that the Company would pay to Axess a management fee, equal to $150,000 per year for Mr. Davis's services paid by Axess. The amount included in payable to affiliate at December 31, 1998 and 1997 for said services is $517,000 .

12.  Restructuring of Operations

In the third quarter of 1997, a restructuring provision totaling $1,624,000 was recorded for the restructuring of the international manufacturing and sales and marketing operations. The restructuring charge consists of approximately $1,300,000 for costs associated with the planned sub-lease of the UK manufacturing facility, $100,000 for termination of other leases in Europe and $224,000 of severance costs for the UK manufacturing employees. At December 31, 1997 the restructuring reserve of $1,624,000 was reduced by $684,000 as the result of the assignment of the UK lease to a third party at more favorable terms than initially anticipated. The restructuring reserve as of December 31, 1998 is $0. Approximately $198,000 of the original reserve was reversed in 1998 since actual expenses came in below original estimates. There were saving related to the european leases of $143,000 and expenses not incurred related to headcount reductions of $24,000. In addition, the fixed assets written off were lower than anticipated by $31,000. The reversal is shown as income on the Consolidated Statement of Operations.

                         PART III

Item 10.  Directors and Executive Officers of the Registrant.

Executive Officers. Officers of the Company are appointed to serve, subject to the discretion of the Company's Board of Directors, until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

The following is a list of names and ages of all the executive officers of the Registrant, as of December 31, 1998, indicating all positions and offices held with the registrant by each such person and each such person's principal occupations or employment during the past five years.

                    Age as of
Name             March 31, 1999            Offices and Positions Held

Alexander F. Giacco    79    Chairman of the Board since August 31, 1997,
                             President and Chief Executive Officer since
                             February 6, 1998. Managing Director, Axess
                             Corporation since its inception in 1991;
                             prior thereto Chairman of the Board of Director of HIMONT Incorporated, a plastics manufacturing company, since its formation (1983-1991), and served as CEO (1987- 1990). Mr. Giacco is the father of Richard J. Giacco.

Joseph Musanti         41    Vice President, Finance & Materials and Chief
                             Financial Officer since June 1, 1997 and
                             Treasurer and Assistant
                             Secretary since July 17, 1997; prior thereto
                             Director of perations from November 1994 to June 1, 1997; UK Financial
                             Manager from April 1994 to November 1994;
                             Manager, Materials, Cost, and Inventory from
                             October 1992 to April 1994; and Cost Accountant from February 1989 to October 1992.

Ronald F. Garritano    60    Vice President, Technology since June 1992,
                             Vice President of Engineering since July 1977.

Matthew Bilt           56    Vice President, Human Resources and Administra-
                             tion since July 17, 1997; prior thereto Vice
                             President, Human Resources from November 10,
                             1994 to July 17, 1997; prior thereto, Vice
                             President, Human Resources and
                             Administration from May 3, 1994 to
                             November 10, 1994 and Director of Human
                             Resources from June 2, 1986 to May 3, 1994.

Richard J. Giacco      46    Vice President and General Counsel, Axess
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

                             Principal Occupation or Employment
                            During the Past Five Years and Office    Director
Name                  Age           (if any) Held in the Company        Since

Alexander F. Giacco  79  Chairman of the Board since August 31, 1997,    1993
                         President and Chief Executive
                         and Chief Executive Officer since February 6,
                         1998. Managing Director, Axess Corporation since
                         its inception in 1991; prior thereto Chairman
                         of the Board of Directors of HIMONT Incorporated,
                         a plastics manufacturing company,
                         since its formation (1983-1991), and served as
                         CEO (1987-1990).   Mr. Giacco is the father of
                         Richard J. Giacco.

                          Principal Occupation or Employment
                          During the Past Five Years and Office      Director
Name             Age             (if any) Held in the Company          Since


Leonard Bogner   58      President, Bogner Business Consultants, Inc.   1995
                         since its formation in November 1994; prior thereto, Senior Chemicals Research Department
                         Analyst, Prudential Securities Brokerage Firm, from May 1986 to October 1994.

Walter M. Bromm  64      Retired; prior thereto, Senior Vice President, 1998
                         Montell, Inc., a polyolefin materials company, from 1993 to 1997, and Senior Vice President,
                         HIMONT Incorporated, a plastics manufacturing company from 1987 to 1993.


Alan R. Eschbach 52      President, Flow Technology, Inc. an             1997
                         instrumentation Company specializing in flow measurement products since February 1998; prior thereto President and CEO, Rheometric Scientific,
                         Inc. from August 31, 1997 to February 6, 1998 and Director since August 31, 1997;
                         Executive Vice President, Chief Operating Officer from November 1994 to August 1997; and Vice
                         President, Domestic & International Sales &
                         Marketing from October 1988 to November 1994.

Richard J. Giacco 46     Vice President, Rheometric Scientific, Inc.     1992
                         since February 19, 1998; President, Axess
                         Corporation since April 30, 1999; Vice
                         President and General Counsel, Axess Corporation since its inception in 1991; prior thereto served as associate general counsel for Safeguard
                         Scientifics, Inc., a computer software and electronics company since 1985. Mr.
                         Giacco is the son of Alexander F. Giacco.

R. Michael Hendricks 61  Retired; President, Axess Corporation since     1991
                         its inception in 1992 to April 30, 1999; Prior thereto served as president and chief operating officer of HIMONT Incorporated, a plastics manufacturing company since 1983.

Robert K. Prud'homme 51  Professor of Chemical Engineering at            1981
                         Princeton University since 1978; Consultant to
                         Dow Chemical Company,Block Drug, Helene Curtis, and Rhodia Incorporated.

Item 11.  Executive Compensation

The following table sets forth a summary of all compensation paid or accrued by the Company for services rendered during the 12-month periods ended December 31, 1998, 1997, and 1996, to the Company's chief executive officer and the four most highly compensated executives of the Company whose aggregate salary and bonus exceeded $100,000 for the 12-month period ended December 31, 1998 (the "Named Executive Officers"):





                        Executive Compensation

                                                              Long  Term
                               Annual Compensation            Compensation
                               __________________                 ____________
                                                                      Awards
                                                                ______________

                                                     All other     Securities
Name and                          Salary             Compensation  Underlying
Principal Position        Year      ($)        Bonus     ($)  (1)     Options
_______________           ____  _______        ______ __________     ________

Alexander F. Giacco (2)   1998         0       0               0           0
President, Chief Executive
Officer, and Director

Alan R. Eschbach (3)       1998  $ 58,112       0          $1,278           0
Ex-President, Ex-CEO,      1997   165,614       0           2,235           0
and Director               1996   161,313       0           3,289      28,000

Ronald F. Garritano        1998   162,860       0           2,813      50,000
V P, Technology            1997   146,506       0           2,672           0
                           1996   144,687       0           2,889      18,000

Matthew Bilt              1998    128,049       0           2,414      15,000
V P, Human Resources      1997    116,693       0           1,660           0
                          1996    115,582       0           1,425       9,400

Joseph Musanti            1998    128,616       0           2,250      40,000
V P, Finance and CFO


_
________________
(1)  Company contributions under the Savings and Investment Retirement
  Plan.
(2) Mr. Alexander F. Giacco is managing director of the Company's parent and serves as CEO. In that capacity, he received no compensation either directly or indirectly.
(3)  Mr. Eschbach resigned on February 6, 1998

Options Exercises and Holdings

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the last fiscal year.

Aggregated Option Exercises in Last Fiscal year and FY-End Option
Values


                    Number of Securities          Value of Unexercised
                    Underlying Unexercised        In-the-Money Options
at
                    Options at 12-31-98 (#)       12-31-98 ($) (1)
                    Exercisable  Unexercisable    Exercisable
Unexercisable
                    _________    __________          _________
___________

Ronald F. Garritano  9,000       59,000          $0      $0
Matthew Bilt         4,700       19,700          $0      $0
Joseph Musanti       3,250       43,250          $0      $0
______________
(1)  Market value of in-the-money shares on December 31, 1998 ($0), less option exercise price.


Stock Options
The Company currently has a Non-Qualified Stock Option Plan (the "1996
Plan").   The 1996 Plan was adopted by the Board of Directors in February
1996 and approved by the shareholders in June 1996.Options to purchase 170,000 shares of common stock were granted to employees during the 12-month period ended December 31, 1998.

Option Exercises and Year-End Value

To date, no options under the Option Plan have been exercised.

Compensation of Directors. Non-employee directors of the Company are paid an annual retainer fee of $3,000, plus $1,000 per Board meeting attended and reimbursement of their travel expenses. No fees are paid for committee meetings or special telephone meetings. In 1998, two non-employee directors were granted options for 25,000 shares of common stock.

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

The employment agreements contain a provision that provides for the executives to be compensated should their employment be terminated upon a change of control. Messrs. Bilt and Musanti's agreements indicate that they would be entitled to receive one year's base pay, plus any bonus participation or other benefit that the executive may
be entitled to for up to one year.   Upon a termination due to a
change of control, Mr. Garritano's employment agreement provides for the greater of the term of the agreement or one year's base pay, plus any bonus participation or other benefit that the he may be entitled to. If a change of control were to occur today and Mr. Garritano's employment was terminated, Mr. Garritano would be entitled to receive $327,692.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth information with respect to persons known by the Company, as of March 31, 1999, to be the beneficial owners of more than 5% of outstanding Common Stock.

Unless otherwise indicated, each such person has sole voting and dispositive power over the shares indicated.

Name and Address              No. of Shares         Percent
__________________            ______________        _________

Axess Corporation
  100 Interchange Blvd.
  Newark, Delaware 19711-3549    10,076,257          76.6%


Security Ownership of Management

Rheometric Scientific, Inc. Common Stock Ownership

The following table sets forth information as of March 31, 1999 with respect to shares of Common Stock beneficially owned by each director and named executive officer (see "Item 11. Executive Compensation") of the Company and by all directors and Named Executive Officers as a group.



                                       No. of Shares
           Name and Title           Beneficially Owned (1)  Percent
           ______________           ___________________  ________

Alexander F. Giacco, Chief Executive Officer,
   Chairman of the Board                 81,000 (2)       *

Alan R. Eschbach, Ex-CEO, Director       27,240           *

Leonard Bogner, Director                 25,000           --

Walter M. Bromm, Director                25,000           --

Richard J. Giacco, V P and Director       3,000 (3)        *

R. Michael Hendricks, Director            3,000            *

Robert K. Prud'homme, Director           25,000           --

Matthew Bilt, V P, Human Resources &
 Administration                           6,800            *

Ronald F. Garritano, V P, Technology      12,735           *

Joseph Musanti, V P, Finance & Materials   3,250           *

All directors and executive officers as
 a group (11 persons)                   212,025            *


* Denotes less than 1% of the outstanding shares of Common Stock.
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934 ("1934 Act"), a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock (1) over which he or she has or shares voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days from March 31, 1999. "Voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. All persons shown in the table above have sole voting and investment power, except as otherwise indicated.
(2) Includes beneficial ownership of 10,000 shares held as custodian for grandchildren.
(3) Includes beneficial ownership of 1,000 shares held in an investment partnership for the benefit of his children and managed by Mr. Giacco.

Axess Corporation Common Stock Ownership

The following table sets forth information as of March 13, 1998 with respect to shares of Axess Corporation Common Stock beneficially owned by directors and Named Executive Officers of Rheometric Scientific,
Inc.:

                                        No. of Shares
           Name and Title            Beneficially Owned  (1)
Percent
           ____________              ___________________ _______

Robert E. Davis, Ex-CEO, Ex-Director (2)469,565            21.6%

Alexander F. Giacco, CEO
  and Chairman of the Board             469,565 (3)        21.6%

Richard J. Giacco, Director              46,957             2.6%

R. Michael Hendricks, Director          187,826 (4)         8.6%


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

     (1) Financial statements - All financial statements are set forth under Item 8, pages 12 through 27

              Independent auditor's report on consolidated financial statements and on schedules is on page 11

     (2)  Financial statement schedules:  none
          The required information is inapplicable or the information is presented in the financial statements or related notes

      (3)    Exhibits (numbered in accordance with Item 601 of
     Regulation S-K).

       3.1 Certificate of Incorporation of the Registrant, as Amended, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (File No. 0-14617).
       3.2 By-Laws of the Registrant, as Amended, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-14617).
       4.1 Specimen Certificate representing Common Stock of the Registrant, incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1, File No. 33-807 filed on October 10, 1985.
       4.2 Warrant to Purchase 132,617 shares Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
       4.3 Warrant to Purchase 331,543 shares of Common Stock of
           Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc. incorporated by reference to Exhibit 2 to the Company's
           Form 8-K dated February 23, 1996 (File No. 0-14617).
      *4.4 Rheometric Scientific, Inc. 1996 Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report of Form 10-Q for the period ended June 30, 1996 (File No.
           0-14617).
     *10.1 Amended and Restated Employment Agreement between Ronald F. Garritano and the Company incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated December 31,
           1997 (File No. 0-14617).
     *10.2 Employment Agreement between Matthew Bilt and the
           Company, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on form 10-Q for the period ended September
           30, 1996 (File No. 0-14617).
     *10.3 Employment Agreement between Joseph Musanti and the Company incorporated by reference to Exhibit
           10.5 to the Company's Annual Report on Form 10-K dated December 31, 1997 (File No. 0-14617).
      10.4 Loan and Security Agreement with Fleet Capital
           Corporation dated February 23, 1996, incorporated by reference to Exhibit 1 to the Company's Current
           Report on Form 8-K dated February 23, 1996 (File No.
           0-14617).
      10.5 Lease Agreement by and between RSI (NJ) QRS 12-
           13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to
           Exhibit 5 to the Company's Current Report on Form 8-
           K dated February 23, 1996 (File No. 0-14617).
     10.6  Revolving Credit Facility Note - Fleet Capital
           Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated
           February 23, 1996 (File No. 0-14617).
     10.7  Subordination Agreement between Axess Corporation and Fleet
           Capital Corporation, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K dated December 31,
           1995 (File No. 0-14617).
     10.8  Subordination Agreement between Axess Corporation and RSI
           (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated December 31,
           1995 (File No. 0-14617).
     10.9  Amended and Restated Subordinated Unsecured Working Capital
           Note - Axess Corporation, incorporated by reference to Exhibit
           10.28 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
    10.10 First Amendment to Lease Agreement dated June 10, 1996 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).

    10.11 Second Amendment to Lease Agreement dated February 20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
    10.12  Amendment Letter dated May 2, 1997 by Fleet Capital
           Corporation, amending Sections 9.1(J) and 9.3(D) of the Loan and Security Agreement dated February 23, 1996, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
    10.13  Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-12-13,
           Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
    10.14 Amendment to Loan and Security Agreement with Fleet Capital Corporation dated March 31, 1998 incorporated by reference to
           Exhibit 10.16 to the Company's Annual Report on Form 10-K dated December 31, 1997 (File No. 0-14617).
    10.15  Second Amendment to Loan and Security Agreement with Fleet
           Capital Corporation dated February 19, 1999.
    10.16  Third Amendment to Loan and Security Agreement with Fleet
           Capital Corporation dated November 12, 1999.
       22  Subsidiaries of the Registrant, incorporated by reference to
           Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14617).
       23  Consent of Independent Auditors.
       27  Financial Data Schedule


          *  Management contract or compensatory plan or arrangements

     (b) No report on Form 8-K was filed during the quarter ended December 31, 1998.

     (c) Exhibits to this Form 10-K are incorporated by reference as stated above.

                              SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE
UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                         RHEOMETRIC SCIENTIFIC, INC.


                                  By:       /s/ A. F. Giacco
Date:    January 26, 2000            Alexander F. Giacco, Chairman,
                                  President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES
INDICATED.

          Signature                      Title                   Date



/s/ A. F. Giacco       Chairman, President, and           January 26, 2000
Alexander F. Giacco      Chief Executive Officer
                         (principal executive officer)

/s/ Joseph Musanti      Vice President, Finance           January 26, 2000
Joseph Musanti           and Materials; Chief
                         Financial Officer; and Assistant
                         Secretary (principal financial and
                         (principal accounting officer)


                        Director
Leonard Bogner


                        Director
Walter M. Bromm


/s/ Alan R. Eschbach    Director                          January 26, 2000
Alan R. Eschbach


/s/ Richard J. Giacco   Director                          January 26, 2000
Richard J. Giacco


/s/ R. M. Hendricks     Director                          January 26, 2000
R. Michael Hendricks


                         Director
Robert K. Prud'homme