Form 10-Q
period 1999-03-31
RHEOMETRIC SCIENTIFIC INC
filed 2000-01-28
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______   to _______

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

      Class                       Outstanding at November 1, 1999
Common Stock, no par value                   13,161,739

           RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
(In thousands)


                                                March      December
                                               31, 1999    31, 1998
                                               ________    _________
 ASSETS
 Current Assets
  Cash                                         $ 1,015     $   488
  Accounts receivable, net                       8,922       9,817
  Inventories, net
  Finished goods                                  3,113      3,491
  Work in process                                 1,039      1,491
  Assembled components, materials, and parts      5,811      5,648
                                                _______    _______

                                                  9,963     10,630
   Prepaid expenses and other assets                718        990
                                               ________   ________

    Total current assets                         20,618     21,925
                                               ________   ________

  Property, plant, and equipment                 15,243     15,370
 Less accumulated depreciation and
  Amortization                                    9,476      9,524
                                               ________   ________

   Property, plant, and equipment, net            5,767      5,846
  Other assets                                      779        763
                                               ________   ________
  Total Assets

                                               $ 27,164    $28,534
                                               ========   ========
  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities
   Short-term bank borrowings                  $  5,052    $ 5,718
   Current maturity of long-term debt               222        242
   Accounts payable                               1,817      2,381
   Borrowings against accounts receivable         1,037        874
  Payable to affiliate                              241         --
  Accrued liabilities                             3,161      3,267
                                               ________   ________
    Total current liabilities                    11,530     12,482
                                               ________   ________


Long-term debt lease obligation                   4,676      4,643
  Long-term debt - affiliate                      6,258      6,258
  Payable to affiliate                            1,948      1,948
  Long-term liability - Mettler                   1,256      1,336
  Other long-term liabilities                       102        102
                                                _______    _______


  Total liabilities                              25,770     26,769
Commitments and Contingencies

  Shareholders' Equity
 Common stock, stated value of $.001,
  Authorized 20,000 shares; issued and
  Outstanding 13,162 shares                          13         13
   Additional paid-in capital                    25,523     25,523
   Accumulated deficit                         (24,103)   (23,691)
   Accumulated other comprehensive (loss)          (39)       (80)
                                                _______    _______

    Total shareholders' equity                    1,394      1,765
                                                _______   ________
   Total Liabilities & Shareholders' Equity
                                                $27,164    $28,534
                                                =======    =======


See Notes to Condensed Consolidated Financial Statements.

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share data)
                         (Unaudited)

                                         Three Months Ended
                                               March 31,
                                          1999         1998
                                       ____________________

 Sales                                  $ 7,002       $ 6,794

Cost of sales                              3,806        3,519
                                          ______      _______

Gross profit                               3,196        3,275
                                          ______      _______

General and administrative expenses          455          286

Marketing and selling expenses             1,875        2,339

Research and development expenses            506          519

Goodwill and intangible amortization          62           59
                                         _______      _______

Total Operating Expenses                   2,898        3,203
                                         _______      _______

Operating income
                                             298           72

Interest expense                           (287)         (382)
Interest expense - Affiliate               (241)         (214)
Foreign currency (loss)                    (179)          (94)
                                        _______       _______

Loss before income taxes                   (409)         (618)

Income tax expense                           (3)           (4)
                                         _______     ________

Net (loss)                               $ (412)      $  (622)

Net loss per share
  Basic                                  $(0.03)      $ (0.05)
                                       ========      ========
  Diluted                                $(0.03)      $ (0.05)
                                       ========      ========
Average number of shares Outstanding
  Basic                                  13,162        13,162
                                       ========       =======
  Diluted                                13,162        13,162
                                       ========       =======


See Notes to Condensed Consolidated Financial Statements.

                    RHEOMETRIC SCIENTIFIC, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)           (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    1999       1998
                                                   _____      _____
Cash Flows from Operating Activities:

Net loss                                          $ (412)  $ ( 622)
Adjustments to reconcile net loss to net
 cash(used in)/provided by operating activities:
 Depreciation and amortization of plant and
  Equipment                                          167       173
Amortization of goodwill and intangibles              62        59
Provision for inventory reserves                     167       175
Unrealized currency (gain)/loss                      194       175
 Loss on sale/retirement of plant and equipment        4       ---
Changes in assets and liabilities:
 Accounts receivable                                 568     3,983
 Inventories                                         365    (1,503)
 Prepaid expenses and other current
  Assets                                             232       187
 Payable to affiliate                                241       214
 Accounts payable and accrued
  Liabilities                                       (576)     (439)
 Other assets                                        (93)     (318)
 Other non-current liabilities                        33        28
                                                 _______   _______

Net cash provided by operating activities            952     2,112
                                                 _______   _______

Cash Flows from Investing Activities:

 Purchases of property, plant, and equipment         (32)      (11)
                                                  ______   _______

Net cash used in investing activities                (32)      (11)
                                                 _______   _______


Cash Flows from Financing Activities:
Net (repayment)/borrowings under line
  of credit agreements                              (525)   (1,460)
Net (repayments)/borrowings against
  accounts receivable                                207      (355)
Repayment of long-term debt/lease obligation         (62)      (54)
                                                 _______   _______

Net cash used in financing
 Activities                                         (380)   (1,869)
                                                 _______   _______

Effect of exchange rate changes on cash              (13)      (23)
                                                 _______   _______

Net increase in cash                                 527       209

Cash at beginning of period                          488       297
                                                 _______   _______

Cash at end of period                             $ 1015    $  506

Cash payments for interest                        $  324    $  417
                                                 =======   =======

Cash payments for income taxes                    $    3    $  108
                                                 =======   =======


See Notes to Condensed Consolidated Financial Statements.

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            (In thousands, except per share data)
                         (Unaudited)

                                           Three Months
                                          Ended March 31,
                                        1999          1998


Net (loss)                             $ (412)      $ (622)
Other comprehensive loss
  Foreign currency translation
    Adjustments                            41          (54)
                                      _______      _______
  Other comprehensive income/(loss)        41          (54)
                                      _______      _______
  Comprehensive income/(loss)           $(371)       $(676)
                                      =======      =======


See Notes to Condensed Financial Statements.




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

   In June 1997, the Financial Accounting Standards Board
   (FASB) issued Statement of Financial Accounting Standards
   (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and require that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company has adopted these standards of disclosure for year end 1998 and interim periods beginning in 1999.

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

3.   Long-term Debt and Short-term Borrowings

   Long-term debt consists of the following:


                                         March 31, 1999    December 31, 1998
                                        ______________  _________________

   Obligation under sale/leaseback
     payable through February 2011,
     with interest imputed at a weighted-
     average rate of 13.9% for 1999
     and 1998, respectively               $4,841,000      $4,806,000

   Note payable through November
      1999 with interest at 9.54%             57,000          79,000
                                          __________      __________
                                           4,898,000       4,885,000
   Less current maturities                   222,000         242,000
                                          __________      __________
                                          $4,676,000      $4,643,000
                                          ==========      ==========

   The Company at March 31, 1999 had working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit were supported by letters of credit issued under the Company's Loan and Security Agreement, as amended, (the "Loan Agreement"). Total borrowings were $5,052,000 with remaining availability of approximately $1,773,000 as of March 31, 1999. Interest on the domestic line of credit at March 31, 1999 and December 31, 1998 was 9.25%. Interest rates on the foreign lines of credit ranged between 1.5% and 8.0% as of March 31, 1999 and 1.9% and 8.0% as of December 31, 1998.

   The Loan Agreement requires the Company to maintain a minimum tangible net worth and working capital, generate minimum consolidated and domestic cash flows, and achieve a minimum adjusted funded debt to adjusted tangible net worth ratio. In addition, the Loan Agreement prohibits the payment of cash dividends or cash distributions to shareholders. During the first quarter 1999 the Company had been in violation of certain debt covenants and has obtained waivers covering these violations.

   The Company's lines and letters of credit are subject to acceleration in the event that there is a material and adverse change in the condition or affairs, financial or otherwise, of the Company which in the reasonable opinion of the lender impairs the lender's collateral or increases its risk so as to jeopardize the repayment of the obligations.

   On August 12, 1998, the Company was notified by its lender that the Company's Loan and Security Agreement (the "Loan Agreement") would not be extended beyond the expiration date of February 23, 1999. Following that notification, the Company commenced discussions with other prospective lenders to replace the credit facility provided by the Loan Agreement with a credit facility with a maximum available credit of $10,000,000. This credit facility would take advantage of both the domestic and foreign receivables in calculating the borrowing base. The ability to proceed with a lesser maximum credit than available under the current Loan Agreement is based on existing improvements in the management of the Company's working capital.

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

4. Operating Segments/Foreign Operations and Geographic Information

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


   (In thousands)   Domestic    Europe    Japan   Consolidated
   ___________________________________________________________

   Trade Sales:
    3/31/99            3,164     1,896    1,942      7,002
    3/31/98            3,043     1,638    2,113      6,794

   Intercompany Sales:
    3/31/99            1,673        36        0      -----
    3/31/98            2,397       129        0      -----

   Operating Income:
    3/31/99               66       (74)     306        298
    3/31/98              640      (801)     233         72

   Identifiable Assets:
    3/31/99           24,482    (1,410)   4,092     27,164
    3/31/98           27,957     1,351    3,416     32,724

   Depreciation and Amortization:
    3/31/99              142        19        6        167
    3/31/98              153        13        7        173


   Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three-month period ended March 31, 1999 increased $208,000 (or 3.1%) compared to the corresponding period in 1998. This includes a positive impact of $147,000 on sales due to favorable currency rates in effect for the first quarter of 1999 compared to the first quarter of 1998. Domestic, Germany, and U.K. sales increased by $121,000, $113,000 and $158,000 respectively while Japanese and French sales decreased $171,000 and $13,000 respectively. International and export sales decreased to 54.8% of consolidated sales from 55.2% for the same period in 1998. Gross profit for the quarter ended March 31, 1999 was 45.6% compared to 48.2% in 1998.

Operating expenses of $2,898,000 decreased by $305,000 from the same period in 1998. Domestic, U.K. and France expenses decreased by $4,000, $341,000 and $29,000 respectively offset by an increase in Germany and Japan of $57,000 and $12,000 respectively. Of these amounts, an increase of $51,000 was due to the currency rates in effect in Germany, France, Japan and the U.K. in the first quarter of 1999 compared to the first quarter of 1998.

Net interest expense for the three months ended March 31, 1999 was $528,000 compared to $596,000 for the corresponding period in the prior year. This $68,000 decrease is the result of carrying lower loan balances for the three months ended March 31, 1999.

The Company is exposed to foreign currency gains and losses related to its intercompany payables and another payable to Mettler Toledo AG, pursuant to the exclusive world-wide property rights agreement between the Company and Mettler, which is due in Swiss Francs. The Company's foreign currency exposure policy is to not enter into foreign currency derivative instruments.

The foreign currency adjustments for the three months ended March 31, 1999 totaled a loss of $179,000 compared to $94,000 for the same period in 1998. The year-to-date adjustment was primarily due to losses of $293,000 resulting from the German Mark, French Franc, Japanese Yen, and British Pound against the U.S. Dollar. These were offset by an unrealized gain of $114,000 resulting from the Swiss Franc against the U.S. Dollar.

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

On February 23, 1996 the Company entered into a three-year Loan and Security Agreement (the "Loan Agreement"). The Loan Agreement provides a working capital revolving credit facility with a maximum available credit of $11,500,000.
The amount of available credit is determined by the level of certain eligible receivables and inventories. On March 31, 1998, the Company's bank amended the Loan Agreement with regards to the facility limit and inventory sublimit. Effective April 1, 1998 and on the opening of business on Wednesday of each consecutive week thereafter, both the facility limit and the inventory sublimit will decrease by $25,000.

The Company's Loan Agreement expired on February 23, 1999, and the lender had notified the Company in August 1998 that the Loan
Agreement would not be extended beyond the expiration date. Following that notification, the Company commenced discussions with other prospective lenders to replace the credit facility with a maximum available credit of $10,000,000. This credit facility would take advantage of both the domestic and foreign receivables in calculating the borrowing base. The ability to proceed with a lesser maximum credit is based on existing improvements in the management of the Company's working capital.

On February 19, 1999, the Loan Agreement was amended so as to extend the Loan Agreement to May 21, 1999. In addition, the facility limit was permanently reduced to $10,000,000 and the inventory sublimit would continue to be permanently and automatically decreased by $25,000 each week. The Loan Agreement was further extended for one-month periods through October 31, 1999.

The Company at March 31, 1999 had working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit were supported by letters of credit issued under the Company's Loan and Security
Agreement, as amended, (the "Loan Agreement"). Total borrowings were

$5,052,000 with remaining availability of approximately $1,773,000 at March 31, 1999. Interest on the domestic line of credit at March 31, 1999 and December 31, 1998 was 9.25%. Interest rates on the foreign lines of credit ranged between 1.5% and 8.0% as of March 31, 1999 and 1.9% and 8.0% as of
December 31, 1998.

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


Cash Flows from Operations. Net cash provided by operating activities during the three months ended March 31, 1999 was $952,000. This is a decrease of $1,160,000 over the same period last year. Net loss for the three months ended March 31, 1999 was $412,000 compared to $622,000 during the same period last year. During the three months ended March 31, 1999, accounts receivable decreased by $568,000 reflecting lower first quarter 1999 sales as compared to the last quarter 1998 sales. Inventories decreased by $365,000 as a result of the Company's efforts to better manage their inventory levels. Management continuously monitors inventory levels on a worldwide basis in order to ensure that excess inventory is kept to a minimum. Accounts payable and accrued liabilities decreased $576,000 while prepaid expenses and other assets decreased $232,000.

Cash Flows From Investing. Net cash used in investing activities during the three months ended March 31, 1999 was $32,000 as compared to $11,000 during the same period in 1998.

Cash Flows From Financing. Net cash used in financing activities during the three-month period ended March 31, 1999 was $380,000. The Company's borrowing against its accounts receivable during the three-month period ended March 31, 1999 increased $207,000 while its borrowing under line of credit agreements decreased $525,000. Repayments of the lease obligation total $62,000 for the period.

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

All internal systems that have not yet been updated for Year 2000 compliance are being revised or tested at this time. Computer hardware is being replaced in an ongoing equipment renewal program. Some software revisions are being performed off-site by a Year 2000 consultant. This work has entered the testing stage, and completion of testing and implementation is expected during the fourth quarter of 1999. All identified systems have been evaluated, and no unexpected problems have been encountered at this time.

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

     10.9  Amended and Restated Subordinated Unsecured
           Working Capital Note - Axess Corporation, incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
    10.10  First Amendment to Lease Agreement dated June 10,
           1996 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
    10.11  Second Amendment to Lease Agreement dated February
           20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
    10.12  Amendment Letter dated May 2, 1997 by Fleet
           Capital Corporation, amending Sections 9.1(J) and 9.3(D) of the Loan and Security Agreement dated February 23, 1996, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
    10.13  Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-
           12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
    10.14  Amendment to Loan and Security Agreement with
           Fleet Capital Corporation dated March 31, 1998 incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K dated December 31, 1997 (File No. 0-14617).
    10.15  Second Amendment to Loan and Security Agreement
           with Fleet Capital Corporation dated February 19, 1999 incorporated by reference to Exhibit 10.15 to the company's Annual Report of Form 10-K dated December 31, 1998 (File No. 0-14617).
    10.16  Third Amendment to Loan and Security Agreement
           with Fleet Capital Corporation dated November 12, 1999 incorporated by reference to Exhibit 10.16 to the company's Annual Report on Form 10-K dated December 31, 1998 (File No. 0-14617).
    23     Consent of Independent Auditors incorporated by
           reference to Exhibit 23 to the Company's Annual
           Report on Form 10-K dated December 31, 1998
           (File No. 0-14617).
    27     Financial Data Schedule


(b)       Reports on Form 8-K:

               None.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)


January 26, 2000                By    /s/ Joseph Musanti
                                __________________________
                             Joseph Musanti, Vice President,
                              Finance and Chief Financial Officer