Form 10-Q
period 1999-06-30
RHEOMETRIC SCIENTIFIC INC
filed 2000-01-28
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1999

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

                   Yes           No _X___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                       Outstanding at January 3, 2000
Common Stock, no par value                   13,161,739

           RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

      (In thousands)            (Unaudited)

                                                  June     December
                                                30, 1999   31, 1998

                                                _________  _________
  ASSETS
  Current Assets
   Cash                                        $   602     $   488
   Accounts receivable, net                      8,965       9,817
   Inventories, net
    Finished goods                               2,861       3,491
    Work in process                              1,028       1,491
    Assembled components, materials, and parts   5,904       5,648
                                               _______     _______

                                                 9,793      10,630
   Prepaid expenses and other assets               756         990
                                               _______    ________
    Total current assets                        20,116      21,925
                                               _______     _______
  Property, plant, and equipment                15,235      15,370
 Less accumulated depreciation and
  Amortization                                   9,621       9,524
                                               _______     _______
   Property, plant, and equipment, net           5,614       5,846
  Other assets                                     826         763
                                               _______     _______

  Total Assets                                 $26,556     $28,534
                                                =======   ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
   Short-term bank borrowings                   $5,469     $ 5,718
   Current maturity of long-term debt              223         242
   Accounts payable                              1,800       2,381
   Borrowings against accounts receivable          782         874
  Payable to affiliate                             491          --
  Accrued liabilities                            3,038       3,267
                                               _______    ________
    Total current liabilities                   11,803      12,482
                                              ________    ________

Long-term debt lease obligation                  4,610       4,643
  Long-term debt - affiliate                     6,258       6,258
  Payable to affiliate                           1,948       1,948
  Long-term liability - Mettler                  1,070       1,336
  Other long-term liabilities                       32         102
                                              ________     _______

  Total liabilities                             25,721      26,769
                                              ________     _______

Commitments and Contingencies

  Shareholders' Equity
 Common stock, stated value of $.001,
  Authorized 20,000 shares; issued and
  Outstanding 13,162 shares                         13          13
   Additional paid-in capital                   25,523      25,523
   Accumulated deficit                         (24,733)    (23,691)
   Accumulated other comprehensive
     income/(loss)                                  32         (80)
                                               _______     _______
    Total shareholders' equity                     835       1,765
                                               _______     _______
   Total Liabilities & Shareholders' Equity    $26,556     $28,534
                                               =======     =======


See Notes to Condensed Consolidated Financial Statements.

            RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                             (Unaudited)

                                  Three Months Ended   Six Months Ended
                                         June 30,          June 30,
                                      1999    1998       1999    1998
                                     _____   _____      _____   _____


Sales                                $6,689  $ 8,703    $13,691  $15,497
Cost of sales                         3,510    4,478      7,316    7,997
                                    _______  _______   ________ ________
Gross profit                          3,179    4,225      6,375    7,500
                                    _______ ________   ________ ________


General and administrative expenses     462      384        917      670

Marketing and selling expenses        2,154    2,261      4,029    4,600

Research and development expenses       571      575      1,077    1,094

Goodwill and intangible amortization     38       62        100      121

Total Operating Expenses              3,225    3,282      6,123    6,485
                                    _______ ________   ________ ________

Operating (loss)/income                 (46)     943        252    1,015

Interest expense                       (217)    (383)      (504)    (765)
Interest expense - Affiliate           (250)    (222)      (491)    (436)
   Foreign currency gain/(loss)        (118)     (39)      (297)    (133)
                                    _______  _______    _______  _______

Loss before income taxes               (631)     299     (1,040)    (319)

Income tax expense                        1       (1)        (2)      (5)
                                   ________  _______   ________  _______

Net (loss)/ income                   $ (630) $   298    $(1,042) $  (324)

Net (loss)/income per share
  Basic                              $(0.05)  $ 0.02    $ (0.08) $ (0.02)
                                     ======  =======    =======  =======

  Diluted                            $(0.05)  $ 0.02    $ (0.08) $ (0.02)
                                    =======  =======    =======  =======
   Average number of shares
     Outstanding
  Basic                              13,162   13,162     13,162   13,162
                                    =======  =======   ========  =======
  Diluted
                                     13,162   13,162     13,162   13,162
                                    =======  =======   ========  =======

See Notes to Condensed Consolidated Financial Statements.

                   RHEOMETRIC SCIENTIFIC, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)           (Unaudited)

                                                   Six Months Ended
                                                        June 30,
                                                    1999       1998

Cash Flows from Operating Activities:

Net loss                                         $(1,042)    $  (324)

Adjustments to reconcile net loss to
 net cash (used in)/provided by operating
 activities:
Depreciation and amortization of plant and
 Equipment                                           330        380
Amortization of goodwill and intangibles             100        121
Provision for inventory reserves                     233        416
Unrealized currency (gain)/loss                      304         99
 Loss on sale/retirement of plant and equipment        4          1
 Warrants issued                                      --         25
Changes in assets and liabilities:
 Accounts receivable                                 381      3,550
 Inventories                                         406       (589)
 Prepaid expenses and other current
  Assets                                             134        (62)
 Payable to affiliate                                491        436
 Accounts payable and accrued
  Liabilities                                       (667)    (2,855)
 Other assets                                       (183)       (27)
 Other non-current liabilities                      (102)        40
                                                 _______   ________

Net cash provided by operating activities            389      1,211
                                                 _______    _______

Cash Flows from Investing Activities:

 Purchases of property, plant, and equipment         (47)       (27)
                                                ________   ________
Net cash used in investing activities                (47)       (27)
                                                ________    _______

Cash Flows from Financing Activities:
Net (repayment)/borrowings under line
 of credit agreements                                (52)    (1,336)
Net (repayments)/borrowings against
 accounts receivables                                (40)       854
Repayment of long-term debt/lease obligation        (126)      (111)
Net cash used in financing
 Activities                                         (218)      (593)
                                                 _______    _______

Effect of exchange rate changes on cash              (10)       (57)
                                                 _______    _______
Net increase in cash                                 114        534

Cash at beginning of period                          488        297
                                                 _______    _______

Cash at end of period                             $  602     $  831
                                                 =======    =======
Cash payments for interest                        $  625     $  809
                                                 =======    =======
Cash payments for income taxes                    $  185     $  106
                                                 =======    =======

See Notes to Condensed Consolidated Financial Statements.

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            (In thousands, except per share data)
                         (Unaudited)

                                      Three Months       Six Months
                                      Ended June 30,     Ended June 30,
                                      1999    1998       1999     1998
Net (loss)/income                    $(630)   $ 298     $(1,042)  $ (324)
Other comprehensive loss
  Foreign currency translation
    Adjustments                         71      (35)        112      (89)
                                     _____    _____       _____    _____

  Other comprehensive income/(loss)     71      (35)        112      (89)
                                     _____    _____       _____    _____

  Comprehensive income/(loss)        $(559)   $ 263     $  (930)  $ (413)
                                      ====     ====        ====     ====

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

3.   Long-term Debt and Short-term Borrowings

   Long-term debt consists of the following:

                                        June 30, 1999    December 31, 1998
                                        _____________    _________________

   Obligation under sale/leaseback
     payable through February 2011,
     with interest imputed at a weighted-
     average rate of 13.9% for 1999
     and 1998, respectively               $4,801,000        $4,806,000

   Note payable through November
      1999 with interest at 9.54%             32,000            79,000
                                          __________        __________

                                           4,833,000         4,885,000
   Less current maturities                   223,000           242,000
                                          __________        __________

                                          $4,610,000        $4,643,000
                                          ==========        ==========

   The Company at June 30, 1999 had working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit were supported by letters of credit issued under the Company's Loan and Security Agreement, as amended, (the "Loan Agreement"). Total borrowings were $5,469,000 with remaining availability of approximately $993,000 as of June 30, 1999. Interest on the domestic line of credit at June 30, 1999 and December 31, 1998 was 9.5% and 9.25%
   respectively. Interest rates on the foreign lines of credit ranged between 1.5% and 8.0% as of June 30, 1999 and 1.9% and 8.0% as of December 31, 1998.

   The Loan Agreement requires the Company to maintain a minimum tangible net worth and working capital, generate minimum consolidated and domestic cash flows, and achieve a minimum adjusted funded debt to adjusted tangible net worth ratio. In addition, the Loan Agreement prohibits the payment of cash dividends or cash distributions to shareholders. During the first half of 1999 the Company had been in violation of certain debt covenants and has obtained waivers covering these violations.

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


   (In thousands)      Domestic     Europe      Japan       Consolidated
                        _______     ________    ________    ________

   Trade Sales:
    6/30/99              6,402       3,521       3,768       13,691
    6/30/98              8,082       3,851       3,564       15,497

   Intercompany Sales:
    6/30/99              3,362         234           0        -----
    6/30/98              4,707         810           0        -----
   Operating Income:
    6/30/99                108        (346)         490         252
    6/30/98              2,422      (1,560)         153       1,015

   Identifiable Assets:
    6/30/99             24,451      (1,957)       4,062      26,556
    6/30/98             27,941        (131)       4,098      31,908

   Depreciation and Amortization:
     6/30/99               281          38           11         330
     6/30/98               298          68           14         380


Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three- and six-month period ended June 30, 1999 decreased $2,014,000 and $1,806,000 (or 23.1% and
11.7%), respectively, as compared to the corresponding period in 1998. These figures include a positive impact of $150,000 and $297,000 on sales for the three and six months ended June 30, 1999 due to favorable currency rates in effect compared to last year. The decline in revenue for the six-month period resulted from a decrease in the Americas and Europe of $1,680,000 and $330,000 respectively, offset by an increase in Japan of $204,000. The decline in revenue for the three-month period represents a decrease in the Americas and Europe of $1,801,000 and $588,000 respectively, offset by an increase in Japan of $375,000. For the six-month period, total international sales of $7,289,000 represented 53.2% of total sales compared to 1998 international sales of $7,415,000 that amounted to 47.8% of total sales. The gross profit percentages for the three and six-months ended June 30, 1999 were 47.5% and 46.6% respectively. This compares to 48.5% and 48.4% for the same periods in the prior year.

Operating expenses for the three and six months ended June 30, 1999 were down $57,000 and $362,000 compared to the corresponding periods in the prior year. The decline in expenses is due to the cost reduction measures that the Company had taken in 1998. For both the three and six-month periods, operating expenses were unfavorably affected by foreign currency trends of $25,000 and $76,000 respectively.

Net interest expense for the three and six months ended June
30, 1999 decreased $138,000 and $206,000 respectively, compared to the corresponding period in the prior year.
These decreases are the result of carrying lower loan balances for the three and six month periods.

The Company is exposed to foreign currency gains and losses related to its intercompany payables and another payable to Mettler Toledo AG, pursuant to the exclusive world-wide property rights agreement between the Company and Mettler, which is due in Swiss Francs. The Company's foreign currency exposure policy is to not enter into foreign currency derivative instruments.

The foreign currency adjustments for the three and six months ended June 30, 1999 totaled a loss of $118,000 and $297,000, respectively. The year-to-date adjustment was primarily due to transaction losses of $532,000 resulting from the German Mark, French Franc, Japanese Yen, and British Pound against the U.S. Dollar. These were offset by an unrealized gain of $235,000 resulting from the Swiss Franc against the U.S. Dollar.

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

On February 23, 1996 the Company entered into a three-year Loan and Security Agreement (the "Loan Agreement"). The Loan Agreement provides a working capital revolving credit facility with a maximum available credit of $11,500,000.
The amount of available credit is determined by the level of certain eligible receivables and inventories. On March 31, 1998, the Company's bank amended the Loan Agreement with regards to the facility limit and inventory sub-limit. Effective April 1, 1998 and on the opening of business on Wednesday of each consecutive week thereafter, both the facility limit and the inventory sublimit will decrease by $25,000.

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

On February 19, 1999, the Loan Agreement was amended so as to extend the Loan Agreement to May 21, 1999. In addition, the facility limit was permanently reduced to $10,000,000 and the inventory sub-limit would continue to be permanently and automatically decreased by $25,000 each week. The Loan Agreement was further extended for one-month periods through October 31, 1999.

The Company at June 30, 1999 had working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit were supported by letters of credit issued under the Company's Loan and Security Agreement, as amended, (the "Loan Agreement"). Total borrowings were $5,469,000 with remaining availability of approximately $993,000 at June 30, 1999. Interest on the domestic line of credit at June 30, 1999 was 9.5% and at December 31, 1998 was 9.25%. Interest rates on the foreign lines of credit ranged between 1.5% and 8.0% as of June 30, 1999 and 1.9% and 8.0% as of December 31, 1998.

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


Cash Flows from Operations. Net cash provided by operating activities during the six months ended June 30, 1999 was $389,000. This is a decrease of $822,000 over the same period last year. Net loss for the six months ended June 30, 1999 was $1,042,000 compared to $324,000 during the same period last year. During the six months ended June 30, 1999, accounts receivable decreased by $381,000 reflecting lower second quarter 1999 sales as compared to the last quarter 1998 sales. Inventories decreased by $406,000 as a result of the Company's efforts to better manage their inventory levels. Management continuously monitors inventory levels on a worldwide basis in order to ensure that excess inventory is kept to a minimum. Other assets increased by $183,000 while prepaid expenses and other non-current liabilities decreased by $134,000 and $102,000 respectively. Accounts payable and accrued liabilities decreased $667,000.

Cash Flows From Investing. Net cash used in investing activities during the six months ended June 30, 1999 was $47,000 as compared to $27,000 during the same period in 1998.

Cash Flows From Financing. Net cash used in financing activities during the six-month period ended June 30, 1999 was $218,000. The Company's borrowing against its accounts receivable during the six-month period ended June 30, 1999 decreased $40,000 and its borrowing under line of credit agreements decreased
$52,000. Repayments of long term debt and the lease obligation total $126,000 for the period.

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

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




January 26, 2000            By /s/ Joseph Musanti
                             Joseph Musanti, Vice President,
                              Finance and Chief Financial Officer