Form 10-Q
period 1999-09-30
RHEOMETRIC SCIENTIFIC INC
filed 2000-01-28
CIK 779164

FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

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

                           1 of 16

           RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)            (Unaudited)

                                             September    December
                                             30, 1999     31, 1998
                                             _________    _________
ASSETS

Current Assets
 Cash                                         $   628     $   488
 Accounts receivable, net                       9,753       9,817
 Inventories, net
  Finished goods                                2,776       3,491
  Work in process                               1,090       1,491
  Assembled components, materials, and parts    5,643       5,648
                                              _______     _______
                                                9,509      10,630
 Prepaid expenses and other assets                694         990
                                              _______     _______
  Total current assets                         20,584      21,925
                                              _______    ________
Property, plant, and equipment                 15,340      15,370
 Less accumulated depreciation and
  Amortization                                  9,846       9,524
                                              _______     _______
 Property, plant, and equipment, net            5,494       5,846
Other assets                                      851         763
                                              _______     _______
  Total Assets                                $26,929     $28,534
                                              =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term bank borrowings                    $5,774     $ 5,718
 Current maturity of long-term debt               198         242
 Accounts payable                               1,878       2,381
 Borrowings against accounts receivable           778         874
Payable to affiliate                              752          --
Accrued liabilities                             3,590       3,267
                                              _______     _______
  Total current liabilities                    12,970      12,482
                                              _______     _______

Long-term debt lease obligation                 4,568       4,643
Long-term debt - affiliate                      6,258       6,258
Payable to affiliate                            1,948       1,948
Long-term liability - Mettler                   1,015       1,336
Other long-term liabilities                        32         102

  Total liabilities                            26,791      26,769
                                              _______     _______
Commitments and Contingencies

Shareholders' Equity
 Common stock, stated value of $.001,
  Authorized 20,000 shares; issued and
  Outstanding 13,162 shares                        13          13
 Additional paid-in capital                    25,523      25,523
 Accumulated deficit                          (25,439)    (23,691)
 Accumulated other comprehensive income/(loss)     41         (80)
                                              _______     _______
  Total shareholders' equity                      138       1,765
                                              _______     _______
   Total Liabilities & Shareholders' Equity   $26,929     $28,534
                                              =======     =======

See Notes to Condensed Consolidated Financial Statements.

                           2 of 16

            RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                             (Unaudited)

                                       Three Months Ended     Nine Months Ended
                                          September 30,           September 30,
                                      1999        1998         1999       1998
                                     ______       ______      ______     ______

Sales                                $ 6,939      $ 7,580     $20,630   $23,077
Cost of sales                          4,065        3,952      11,381    11,949
                                     _______      _______     _______   _______

Gross profit                           2,874        3,628       9,249    11,128
                                     _______      _______     _______   _______
General and administrative expenses      524          324       1,441       994

Marketing and selling expenses         2,173        1,959       6,202     6,559

Research and development expenses        526          583       1,603     1,677

Goodwill and intangible amortization      38           58         138       179

Total Operating Expenses               3,261        2,924       9,384     9,409
                                     _______      _______     _______  _______

Operating (loss)/income                 (387)         704        (135)    1,719

Interest expense                        (285)        (366)       (789)   (1,131)
Interest expense - Affiliate            (261)        (231)       (752)    (667)
Foreign currency gain/(loss)             228          179         (69)      46
                                     _______      _______     _______  _______

Loss before income taxes                (705)         286      (1,745)     (33)

Income tax expense                        (1)          (1)         (3)      (6)

Net (loss)/ income                    $ (706)     $   285     $(1,748)   $ (39)

Net (loss)/income per share
  Basic                               $(0.05)     $  0.02     $ (0.13)   $(0.00)
  Diluted                             $(0.05)     $  0.02     $ (0.13)   $(0.00)
Average number of shares Outstanding
  Basic                               13,162       13,162      13,162    13,162
                                      ======       ======      ======   ======
  Diluted                             13,162       13,162      13,162    13,162
                                      ======       ======      ======   ======

See Notes to Condensed Consolidated Financial Statements.

                               3 of 16

                   RHEOMETRIC SCIENTIFIC, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)           (Unaudited)

                                                    Nine Months Ended
                                                    September 30,
                                                  1999        1998
                                                 _______    ________
Cash Flows from Operating Activities:
Net loss                                       $(1,748)     $   (39)
Adjustments to reconcile net loss to
 net cash (used in)/provided by
 operating activities:
 Depreciation and amortization of plant and
  Equipment                                         492         576
Amortization of goodwill and intangibles            138         179
Provision for inventory reserves                    502         373
Unrealized currency (gain)/loss                     (15)       (150)
 Loss on sale/retirement of plant and equipment       4           2
 Warrants issued                                     --          31
Changes in assets and liabilities:
 Accounts receivable                                111       4,055
 Inventories                                        575        (666)
 Prepaid expenses and other current
  Assets                                            296         (51)
 Restructuring                                       --        (629)
 Payable to affiliate                               752         667
Accounts payable and accrued
  Liabilities                                      (137)     (2,148)
 Other assets                                      (212)          1
 Other non-current liabilitis                      (202)         64
                                                _______     _______

Net cash provided by operating activities           556       2,265
                                                _______     _______
Cash Flows from Investing Activities:

 Purchases of property, plant, and equipment        (69)        (43)
                                                _______     _______
Net cash used in investing activities               (69)        (43)
                                                _______     _______

Cash Flows from Financing Activities:
Net (repayment)/borrowings under line of
  credit agreements                                 (73)     (1,596)
                                                _______     _______
Net (repayments)/borrowings against
  accounts receivables                             (145)       (378)
Repayment of long-term debt/lease obligation       (193)       (169)
                                                _______     _______

Net cash used in financing
 Activities                                        (411)     (2,143)
                                                _______     _______

Effect of exchange rate changes on cash              64         (33)
                                                _______     _______
Net increase in cash                                140          46

Cash at beginning of period                         488         297
                                                _______      ______

Cash at end of period                            $  628      $  343
                                                =======     =======
Cash payments for interest                       $1,003      $1,224
                                                =======     =======
Cash payments for income taxes                   $  188      $  137
                                                =======     =======

See Notes to Condensed Consolidated Financial Statements.

                             4 of 16

        RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            (In thousands, except per share data)
                         (Unaudited)

                                          Three Months         Nine Months
                                      Ended September 30,  Ended September 30,

                                      1999         1998    1999         1998
                                     _______     _______  _______     _______

Net (loss)/income                    $ (706)     $  285    $(1,748)    $ (39)
Other comprehensive loss
  Foreign currency translation
    Adjustments                           9         (48)       121      (137)
                                     ______      ______     ______    ______
  Other comprehensive income/(loss)       9         (48)       121      (137)
                                     ______      ______     ______    ______
  Comprehensive income/(loss)        $ (697)     $  237     (1,627)   $ (176)
                                     ======      ======     ======    ======


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

                           5 of 16
  establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements.

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

3.   Long-term Debt and Short-term Borrowings

   Long-term debt consists of the following:


                                         September 30, 1999  December 31, 1998
Obligation under sale/leaseback
  payable through February 2011,
  with interest imputed at a weighted-
  average rate of 13.9% for 1999
  and 1998, respectively                    $4,758,000          $4,806,000

Note payable through November
   1999 with interest at 9.54%                   8,000              79,000
                                            __________          __________
                                             4,766,000           4,885,000
Less current maturities                        198,000             242,000
                                            __________         ___________
                                            $4,568,000          $4,643,000
                                            ==========         ===========

                           6 of 16

   The Company at September 30, 1999 had working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit were supported by letters of credit issued under the Company's Loan and Security Agreement, as amended, (the "Loan Agreement"). Total borrowings were $5,774,000 with remaining availability of approximately $790,000 as of September 30, 1999. Interest on the domestic line of credit at September 30, 1999 and December 31, 1998 was 9.75% and 9.25% respectively. Interest rates on the foreign lines of credit ranged between 1.5% and 8.0% as of September 30, 1999 and 1.9% and 8.0% as of December 31, 1998.

   The Loan Agreement requires the Company to maintain a minimum tangible net worth and working capital, generate minimum consolidated and domestic cash flows, and achieve a minimum adjusted funded debt to adjusted tangible net worth ratio. In addition, the Loan Agreement prohibits the payment of cash dividends or cash distributions to shareholders. During the first three quarters of 1999 the Company had been in violation of certain debt covenants and has obtained waivers covering these violations.

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

   On February 19, 1999, the Loan Agreement was amended so as to extend the Loan Agreement to May 21, 1999. In addition, the facility limit was permanently reduced to $10,000,000 and the inventory sublimit would continue to be permanently and automatically decreased by $25,000 each week. The Loan Agreement was further extended for one-month periods to June 25, July 26, August 30,
   September 30 and then to October 31, 1999.

                           7 of 16

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


(In thousands)       Domestic    Europe       Japan   Consolidated
                    _________   _________   _________   _________

Trade Sales:
 9/30/99              10,756      4,777      5,097        20,630
 9/30/98              12,335      5,763      4,979        23,077

Intercompany Sales:
 9/30/99               4,381        837          0        -----
 9/30/98               6,537        882          0        -----

Operating Income:
 9/30/99                 366       (934)       433          (135)
 9/30/98               3,813     (2,141)        47         1,719

Identifiable Assets:
 9/30/99              23,456     (1,034)     4,507        26,929
 9/30/98              28,046        365      2,956        31,367

Depreciation and Amortization:
  9/30/99                420         55         17           492
  9/30/98                440        115         21           576


                           8 of 16

Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three- and nine-month period ended September 30, 1999 decreased $641,000 and $2,447,000 (or 8.5% and
10.6%), respectively, as compared to the corresponding period in 1998. These figures include a positive impact of $179,000 and $476,000 on sales for the three and nine months ended September 30, 1999 due to favorable currency rates in effect compared to last year. The decline in revenue for the nine-month period resulted from a decrease in the Americas and Europe of $1,579,000 and $986,000 respectively, offset by an increase in Japan of $118,000. The decline in revenue for the three-month period represents a decrease in Japan and Europe of $86,000 and $658,000 respectively, offset by an increase in the Americas of $103,000. For the nine-month period, total international sales of $9,874,000 represented 47.9% of total sales compared to 1998 international sales of $10,742,000 that amounted to 46.5% of total sales. The gross profit percentages for the three and nine-months ended September 30, 1999 were 46.5% and 46.6% respectively. This compares to 52.8% and 49.8% for the same periods in the prior year.

Operating expenses for the three and nine months ended
September 30, 1999 were up $337,000 and down $25,000 respectively compared to the corresponding periods in the prior year. The increase in expenses is the result of one-time credits that were recorded in 1998 totaling approximately $300,000. Excluding these one-time credits, operating expenses for the three-month period would be up
$37,000 while expenses for the nine-month period would be down $325,000. The increase for the three-month period is due to higher advertising expenses compared to last year.
The decrease in the nine-month period is due to cost reduction measures that the company had taken in 1998. For both the three and nine-month periods, operating expenses were unfavorably affected by foreign currency trends of $74,000 and $150,000 respectively.

Net interest expense for the three and nine months ended
September 30, 1999 decreased $51,000 and $257,000
respectively, compared to the corresponding period in the prior year. These decreases are the result of carrying lower loan balances for the three and nine-month periods.

The Company is exposed to foreign currency gains and losses related to its intercompany payables and another payable to

                           9 of 16

Mettler Toledo AG, pursuant to the exclusive world-wide property rights agreement between the Company and Mettler, which is due in Swiss Francs. The Company's foreign currency exposure policy is to not enter into foreign currency derivative instruments.

The foreign currency adjustments for the three and nine months ended September 30, 1999 totaled a gain of $228,000 and a loss of $69,000, respectively. The year-to-date adjustment was primarily due to transaction losses of $259,000 resulting from the German Mark, French Franc, Japanese Yen, and British Pound against the U.S. Dollar. These were offset by an unrealized gain of $190,000 resulting from the Swiss Franc against the U.S. Dollar.

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

                          10 of 16

On February 19, 1999, the Loan Agreement was amended so as to extend the Loan Agreement to May 21, 1999. In addition, the facility limit was permanently reduced to $10,000,000 and the inventory sub-limit would continue to be permanently and automatically decreased by $25,000 each week. The Loan Agreement was further extended for one-month periods to June 25, July 26, August 30, September 30 and then to October 31,1999.

The Company at September 30, 1999 had working capital lines of credit with certain domestic and foreign banks. The foreign working capital lines of credit were supported by letters of credit issued under the Company's Loan and Security Agreement, as amended, (the "Loan Agreement"). Total borrowings were $5,774,000 with remaining availability of approximately $790,000 at September 30, 1999. Interest on the domestic line of credit at September 30, 1999 was 9.75% and at December 31, 1998 was 9.25%. Interest rates on the foreign lines of credit ranged between 1.5% and 8.0% as of September 30, 1999 and 1.9% and 8.0% as of December 31, 1998.

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


Cash Flows from Operations. Net cash provided by operating activities during the nine months ended September 30, 1999 was $556,000. This is a decrease of $1,709,000 over the same period last year. Net loss for the nine months ended September 30, 1999 was $1,748,000 compared to $39,000 during the same period last year. During the nine months ended September 30, 1999, accounts receivable decreased by $111,000 reflecting lower third quarter 1999 sales as compared to the last quarter 1998 sales. Inventories decreased by $575,000 as a result of the Company's efforts to better manage their inventory levels. Management continuously monitors inventory levels on a worldwide basis in order to ensure that excess inventory is kept to a minimum. Other assets and payable to affiliate increased by $212,000 and $752,000 respectively while prepaid expenses and other non-current liabilities decreased by $296,000 and $202,000 respectively. Accounts payable and accrued expenses decreased by $137,000.

                          11 of 16

Cash Flows From Investing. Net cash used in investing activities during the nine months ended September 30, 1999 was $69,000 as compared to $43,000 during the same period in 1998.

Cash Flows From Financing. Net cash used in financing activities during the nine-month period ended September 30, 1999 was $411,000. The Company's borrowing against its accounts receivable during the nine-month period ended
September 30, 1999 decreased $145,000 and its borrowing under line of credit agreements decreased $73,000.
Repayments of long term debt and the lease obligation total
$193,000 for the period.


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

Rheometric Scientific has completed assessment of its manufactured products and internal systems for Year 2000 compliance. This task was completed during the first quarter of 1999. The majority of instruments were found to be Year 2000 compliant. Software upgrades for non-compliant products have been released via customer support and the Internet. A

                          12 of 16
summarized listing of instrument compliance status is posted on the corporate web site at http://www.rheosci.com, which includes individual instrument information and results of internal system evaluations.

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

The Company's estimate of the total cost for Year 2000 compliance, based on the work completed to date plus estimates of remediation costs for systems not yet fully assessed, is approximately $50,000, of which approximately $45,500 has been incurred through September 30, 1999. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems and production and facilities equipment. The redirection of spending from procurement of information systems and production and facilities equipment to implementation of Year 2000 compliance plans may in some instances delay productivity improvements. The Company presently believes that the Year 2000 issue will not cause material operational
problems for the Company.   However, if the Company is not
successful in identifying all material Year 2000 problems, or assessment and remediation of identified Year 2000 problems is not completed in a timely manner, there may be an interruption in, or failure of, certain normal business activities or operations. Such interruptions or failures could have a material adverse impact on the Company's consolidated results of operations and financial condition, or on its relationships with customers, suppliers, or others.

                          13 OF 16

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

                          14 of 16

     10.5  Lease Agreement by and between RSI (NJ) QRS 12-
           13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
     10.6  Revolving Credit Facility Note - Fleet Capital
           Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
     10.7  Subordination Agreement between Axess
           Corporation and Fleet Capital Corporation, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
     10.8  Subordination Agreement between Axess
           Corporation and RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
     10.9  Amended and Restated Subordinated Unsecured
           Working Capital Note - Axess Corporation, incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
     10.10 First Amendment to Lease Agreement dated June 10,
           1996 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.11 Second Amendment to Lease Agreement dated February
           20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.12 Amendment Letter dated May 2, 1997 by Fleet
           Capital Corporation, amending Sections 9.1(J) and 9.3(D) of the Loan and Security Agreement dated February 23, 1996, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.13 Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-
           12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
     10.14 Amendment to Loan and Security Agreement with
           Fleet Capital Corporation dated March 31, 1998 incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K dated December 31, 1997 (File No. 0-14617).
     10.15 Second Amendment to Loan and Security Agreement with Fleet Capital Corporation dated February 19, 1999 incorporated by reference to Exhibit 10.15 to the


                          15 of 16
           company's Annual Report of Form 10-K dated
           December 31, 1998 (File No. 0-14617).
     10.16 Third Amendment to Loan and Security Agreement
           with Fleet Capital Corporation dated November 12, 1999
           incorporated by reference to Exhibit 10.16 to the company's Annual Report on Form 10-K dated December 31, 1998 (File No. 0-14617).
     23    Consent of Independent Auditors incorporated by
           reference to Exhibit 23 to the Company's Annual
           Report on Form 10-K dated December 31, 1998
           (File No. 0-14617).
     27    Financial Data Schedule


(b)       Reports on Form 8-K:

               None.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RHEOMETRIC SCIENTIFIC, INC.
                            (Registrant)




January 27, 2000            By /z/ Joseph Musanti
                             Joseph Musanti, Vice President,
                              Finance and Chief Financial Officer




                          16 of 16