Form 10-K
period 1999-12-31
RHEOMETRIC SCIENTIFIC INC
filed 2000-04-03
CIK 779164

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-K FILED ON MARCH 31, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended                       December 31, 1999
                          -----------------------------------------------------
                                       OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 0-14617

                           Rheometric Scientific, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                          61-0708419
-----------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

 One Possumtown Road, Piscataway, N.J.                   08854
-------------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code           (732) 560-8550
                                                   ----------------------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section12(g) of the Act:

                           Common Stock, No Par Value
-------------------------------------------------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 27, 2000: $22,337,000 (For purposes of this filing only, all executive officers and directors have been classified as affiliates.)

The number of shares of the registrant's Common Stock outstanding as of March 6, 2000 was 16,567,739.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

The Exhibit Index appears on page: 31

===============================================================================

                                     Part I

        (Items either not applicable or not material have been excluded)


Item I.  Business

                                   Background

General
Rheometric Scientific, Inc., and subsidiaries (referred to as "Rheometric" or the "Company"), was incorporated in New Jersey in 1981. The Company's corporate executive offices and manufacturing operation are located in Piscataway, New Jersey. Sales offices are located in England, France, Germany, Italy and Japan.

History
The Company was co-founded under the name Rheometrics, Inc. in 1970 by Dr. Joseph M. Starita and Dr. Chris Macosko. In 1985, following completion of a $7 million stock offering, Rheometrics became a public company. Through a series of transactions between 1991 and 1994, Axess Corporation ("Axess") acquired 76.6% of the common stock of the Company. The Company changed its name to Rheometric Scientific, Inc. in November 1994.

In 1994, the Company acquired the Polymer Laboratories Thermal Sciences Business (the "PL Thermal Sciences Business") through a series of transactions involving Axess. In 1995, the Company acquired from Mettler-Toledo AG ("Mettler") the exclusive, worldwide rights for two rheological test instruments, the RM180 and RM260, that serve the coatings, paints, biological fluids, cosmetics and lubricants industries. See Note 1 of Notes to Consolidated Financial Statements.

During 1998 the Company assigned its lease of the United Kingdom facility to a third party. The remaining employees in the United Kingdom are home based.

On August 12, 1998, the Company was notified by its then current lender that the Company's Loan and Security Agreement (the "Prior Loan Agreement") would not be extended beyond the expiration date of February 23, 1999. The Company then commenced discussions with other prospective lenders to replace the credit facility provided by the Prior Loan Agreement, without success.

Recent Developments

On March 6, 2000, pursuant to a Securities Purchase Agreement dated as of February 17, 2000, by and between the Company, Axess and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI"), as amended (the "Purchase Agreement") and certain related agreements, to provide Andlinger Capital XXVI with control of the Company, Andlinger Capital XXVI purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and (ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Upon consummation of this transaction Andlinger Capital XXVI acquired the power to vote an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares are attributable to the Investor Warrants) representing approximately 74% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor Warrants). Prior to the purchase by Andlinger Capital XXVI of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of common stock to the Company. See "Financing, Liquidity and Capital Resources" under Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a discussion of the Purchase Agreement and related transactions.

References  and  descriptions  to  the  Registration   Rights   Agreement,   the
Stockholders' Agreement and the Voting Agreement as set forth above, are qualified in their entirety by reference to the full text of the Registration Rights Agreement, the Stockholders' Agreement and the Voting Agreement, copies of which are filed herewith as Exhibits 10.19, 10.20 and 10.21, respectively, and are incorporated herein by reference.


Credit  Facility
On February 19, 1999, the Prior Loan Agreement was amended and extended to May 21, 1999 and the facility was permanently reduced to $10,000,000. The inventory sublimit would continue to decrease by $25,000 each week. The Prior Loan Agreement was then extended for one-month periods through October 31, 1999.

On November 12, 1999 the Company's lender amended the Prior Loan Agreement extending its term to November 30, 2000.

On March 6, 2000, in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under the Prior Loan Agreement and terminated such agreement and obtained a credit facility with PNC Bank, National Association ("PNC Bank"). The new Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") provides for a total facility of $14,500,000 of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate. Additionally the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter.

The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 35 equal monthly principal installments of $25,000 with any remaining balance due at maturity on March 6, 2003. This loan bears interest at prime plus 1.5 percent which is due monthly. This Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.


Mettler
Effective May 10, 1999, the Company and Mettler Toledo GmbH (MT) revised their original agreement dated December 21, 1994 whereas RSI agreed to commence production of the RM180 and RM265 products within 30 days. A payment arrangement was agreed to whereby the Company would make quarterly payments commencing on May 15, 1999 and continuing through February 15, 2002. Interest is accrued on the unpaid balance at 6% per annum. The Company anticipated total payments to be approximately $1,400,000 over a three-year period. In addition, RSI also agreed to buy the remaining finished stock, production stock, and accessories for an initial sum of $200,000 and 15 monthly payments of $25,000 commencing June 30, 1999 and ending August 30, 2000. See Note 10 of Notes to Consolidated Financial Statements.

On March 8, 2000 in conjunction with the Andlinger transaction, the Mettler debt was settled for the amount of $1,212,296. This payment satisfied the entire debt to Mettler including the amount related to the inventory. The inventory was subsequently transferred from Mettler to the Company.

                             DESCRIPTION OF BUSINESS


Financial Information about Industry Segments
Effective December 31, 1998 the Company adopted SFAS 131 "Disclosures about Segments of an Enterprise and Related Information." See Note 9. The Company's three reportable segments are: Domestic, Europe and the Far East. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue performance and operating results. Summarized financial information concerning the company's reportable segments is shown in Note 9.

Narrative
The Company designs, manufactures, markets, and services computer-controlled materials test systems used to make physical property measurements, such as viscosity, elasticity, and thermal analysis behavior, on various materials including, plastics, composites, petrochemicals, rubber, chemicals, paints, coatings, pharmaceuticals, cosmetics, and foods. The Company's product offering, most of which is proprietary or patented, consists of rheological, viscosity and thermal analytical laboratory instruments used for research and product development; on-line rheological sensors for controlling and assuring product quality in various manufacturing processes; and integrated systems for direct on-line control of manufacturing processes. All systems combine special sampling technologies and multiple sensor technologies to provide various measurements for research, development and product quality. The Company has developed a proprietary software product used to operate most of its instruments and develop sophisticated reporting for its customers. The Company sells its products worldwide, primarily to Fortune 500 and other leading international corporations, as well as independent research laboratories and educational and governmental institutions.

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

Technologies. Each instrument system consists of components, some of which include actuators, which manipulate or impart force upon a sample, while others thermally activate samples using controlled furnaces; sensors, which measure the results of such activities upon the sample; and microprocessors, which analyze such results. The design and manufacture of these components requires expertise in several disparate technologies, including electronics, software, mechanics, machining, and environmental control. Most of the Company's instrument systems contain a microcomputer system developed and manufactured by the Company, which incorporates proprietary expertise in microprocessor applications, data acquisition and analysis, control feedback, and systems development software, including assembly language programming, as well as its own proprietary software and reporting package "Orchestrator." The Company's laboratory instruments can control motion with high precision, some to within two-millionths of an inch.

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

Employees. At December 31, 1999, the Company had approximately 143 full-time employees worldwide, none of whom is party to a collective bargaining agreement.


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

The Company also leases space for use as sales and service centers in various locations overseas. The Company leases an aggregate of approximately 12,500 square feet of space in Munchen and Aschaffenburg, Germany; Marne La Vallee, France; and Tokyo, Japan.

Item 3.  Legal Proceedings

There are no known material pending legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders

During 1999, there was no annual meeting held. The next shareholder's meeting is scheduled for May or June of 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Common Stock Market Prices and Dividends

The Company's Common Stock is traded on the OTC Bulletin Board Market under the symbol "RHEM." From February 1 to April 14, 1998, the Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol "RHEM." On April 14, 1998, due to the expiration of an exception from the minimum bid price of the NASDAQ SmallCap Market, the Company's common stock was moved to the OTC-Bulletin Board Market. The table below presents the high and low sales prices for each quarter for the years ended December 31, 1999 and 1998.

Since its initial public offering in December 1985, the Company has not paid any cash dividends. At March 19, 2000, there were approximately 168 holders of record of the Company's Common Stock. In addition, there were approximately 485 beneficial holders of Common Stock held in street name.

                                            12 Months Ended December 31,
                                        -------------------------------------
                                               1999                1998

             QUARTER ENDED               High        Low      High        Low
             March 31                    $.53       $.19     $1.13      $0.75
             June 30                      .34        .17      0.98       0.25
             September 30                 .44        .19      0.72       0.30
             December 31                  .66        .25      0.56       0.13


Item 6.  Selected Financial Data

(In thousands of dollars, except per share data)



                                                       12 Months Ended  December 31,
                               -----------------------------------------------------------------
                               1999           1998           1997           1996          1995

Sales                         $28,363       $30,608        $37,539        $41,115       $41,244
Restructuring expense                          (198)           940             --            --
Net (loss) earnings            (5,138)       (1,144)        (2,329)        (6,347)          391
Basic and diluted (loss)
earnings per                    (0.39)        (0.09)         (0.18)         (0.48)         0.03
  Share
Total assets                   23,983        28,534         35,434         36,045         0,093
Long-term debt                 12,731        10,901         11,055         11,361        10,973



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

12 Months Ended December 31, 1999 vs. 12 Months Ended December 31, 1998

In the year ended December 31, 1999, the Company achieved sales of $28,363,000 compared to $30,608,000 for the year ended December 31, 1998. Japanese sales remained flat, while domestic and European sales decreased 7.1% and 14.8%, respectively. Sales for 1999 were favorably affected by foreign exchange of $448,000 compared to 1998. Export sales remained at 47% of consolidated sales, compared to 1998. Gross profit for the year ended December 31, 1999 was 38.5% of sales, compared to 43.8% for the same period in 1998. Gross profit in 1999 includes a charge for obsolete and slow moving product lines of $1,840,000, compared to $738,000 in 1998. The increase in 1999 relates primarily to management's decision to scrap certain thermal business inventories based on the continued decline in their utilization.

Operating expenses of $13,582,000 increased by $1,269,000 for the period ended December 31, 1999, compared to the corresponding period in 1998. Included in the 1998 amount is a reversal of $198,000 relating to the European restructuring from 1997. Excluding this one-time item, the increase for the period was $1,071,000. $285,000 of the increase relates to bank fees for extensions of its line of credit and charges for looking for new financing. Sales and marketing expenses increased by $374,000 as the company redirects resources to these departments. Exchange difference in 1999 versus 1998 on foreign expenses accounted for approximately $137,000 of the increase.

Interest expense decreased $179,000 for the period ended December 31, 1999 compared to the corresponding period in 1998. This decrease is due to carrying lower loan balances throughout the period.

Backlog  as of  December  31,  1999  and  1998 was  $2,000,000  and  $2,335,000,
respectively. The Company expects that all of the items in its backlog will be delivered in the current calendar year.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continually monitors its exposure relating to excess and obsolete inventory and establishes a reserve for such account. The Company's development efforts generally enhance existing products or relate to new markets for existing technology and, therefore, existing products are generally not rendered obsolete.

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

Net loss for year ended December 31, 1998 was $1,144,000 compared to net loss of $2,329,000 in 1997. The 1997 results include a one-time charge of $940,000 related to restructuring and a one-time charge for obsolescence expense of $600,000. In 1998 $198,000 of the restructuring reserve was reversed. In addition, net income in 1998 was favorably affected by a decrease in operating expenses of $2,725,000, a decrease in net interest expense of $62,000, and a currency gain of $161,000 in 1998 compared to a currency loss of $437,000 in 1997.

Backlog  as of  December  31,  1998  and  1997 was  $2,335,000  and  $3,532,000,
respectively.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continually monitors its exposure relating to excess and obsolete inventory and establishes a reserve for such account. The Company's development efforts generally enhance existing products or relate to new markets for existing technology and, therefore, existing products are generally not rendered obsolete.


Financing, Liquidity, and Capital Resources

On March 6, 2000 (the "Closing Date"), pursuant to a Securities Purchase Agreement, dated as of February 17, 2000, by and between the Company, Axess, and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI"), as amended (the "Purchase Agreement") and certain related agreements, Andlinger Capital XXVI purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and (ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Upon consummation of this transaction Andlinger Capital XXVI acquired beneficial ownership (as determined under the rules of the Securities and Exchange Commission) of an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares are attributable to the Investor Warrants) representing approximately 74% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor Warrants). Prior to the purchase by Andlinger Capital XXVI of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of common stock to the Company.

The Purchase Agreement contemplates that the Company will submit to its stockholders for approval (the "Stockholder Approval") proposals to (i) reincorporate the Company from New Jersey to Delaware (the "Reincorporation");
(ii) increase the authorized number of shares of capital stock to 49,000,000 shares of common stock and 1,000,000 shares of preferred stock; and (iii) authorize the issuance of the preferred stock as contemplated in the Purchase Agreement. In order to effect the intent of the parties to the Purchase Agreement that the Company issue the Investor Shares on the closing date, at the closing of the Purchase Agreement Axess contributed 4,400,000 shares of common stock to the Company, in exchange for the Company's agreement to reissue to Axess 4,400,000 shares of common stock (the "Axess Reissue Shares") subject to the Stockholder Approval, and Reincorporation and amendment of the Company's certificate of incorporation to authorize the issuance of such shares.

Prior to the closing under the Purchase Agreement, the Company had been indebted to Axess in the principal amount of $8,205,907, plus interest thereon from January 1, 1999 (all indebtedness of the Company due Axess is referred to herein as the "Axess Debt"). Upon the closing, Axess cancelled the Axess Debt in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant" and collectively with the Investor Warrants, the "Warrants") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock to be issued, subject to Stockholder Approval, pursuant to an amendment to the certificate of incorporation of the Company.


On March 6, 2000, in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under the Prior Loan Agreement and terminated such agreement and obtained a credit facility with PNC Bank. The new Loan Agreement provides for a total facility of $14,500,000 of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate. Additionally the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter.

The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 35 equal monthly principal installments of $25,000 with any remaining balance due at maturity on March 6, 2003. This loan bears interest at prime plus 1.5 percent which is due monthly. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

Management believes that the cash generated from operations and funds available under its new Loan Agreement should be sufficient to meet the Company's working capital needs in 2000.

Cash Flows from Operations
Net cash provided by operating activities in the fiscal year ended December 31, 1999 was $828,000. This compares to net cash provided by operating activities in the fiscal year ended December 31, 1998 of $4,109,000 and net cash used in operating activities in fiscal year ended 1997 of $2,924,000. The positive cash flow from operations in 1999 was comprised primarily of a decrease in inventories of $1,898,000. There was also an increase in accounts payable/accruals and payable to affilliate of $542,000 and $1,020,000 respectively. This positive cash flow is offset by an increase in receivables of $488,000, and a net loss of $5,138,000. Also contributing to this positive cash flow is non-cash depreciation and amortization charges of $890,000 and an increase in the inventory reserve of $1,840,000. A large portion of the reserve increase is to address obsolescence resulting from continued decline of the Company's thermal business.

Cash Flows from Investing
The Company made capital expenditures of $115,000, $144,000, and $158,000 respectively, in the fiscal years ended December 31, 1999, 1998 and 1997. The Company currently has no major capital commitments.

Cash Flows from Financing
Net cash used in financing activities in the fiscal year ended December 31,1999 was $1,034,000. This was due mainly to a decrease in short-term borrowings of $893,000 and repayment of the term loan and lease obligation of $244,000. This compares to net cash used in financing activities in the fiscal year ended December 31, 1998 of $3,743,000 and net cash provided by financing activities in 1997 of $2,904,000. Additionally in 1999, there was an increase of borrowing against receivables of $103,000.

Total borrowings with foreign and domestic banks at December 31, 1999 were $4,789,000 with remaining availability of approximately $736,000.

See Statement of Cash Flows for further details of the Company's cash flows.

See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information.

Year 2000 Issues

Certain computer systems and programs were designed to identify the year with two digits. Concern existed prior to 2000 that such systems might read dates in the year 2000 and thereafter as if those dates represent the year 1900 or thereafter. As a result, errors would occur because computers would not distinguish between 1900 and 2000. All mainframe and personal computers, and related system, application code and process control systems using embedded chip technology could have been adversely affected by the use of two digit definitions for the identification of the year component of date information. If such adverse effects were not successfully remediated before December 31, 1999, there could have been an interruption in, or failure of, certain normal business activities or operations with attendant lost revenues and adverse customer relation impacts.

The Company began a project in 1997 to remediate the Year 2000 computer problems affecting all aspects of its operations. As a result of the project, the Company did not experience any interruptions in or failure of normal business activities or operations on January 1, 2000 or thereafter as a result of Year 2000 issues.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of Rheometric Scientific, Inc. and Subsidiaries


         We have audited the accompanying balance sheet of Rheometric Scientific, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity (deficiency) and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rheometric Scientific, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                           MAHONEY COHEN & COMPANY, CPA, P.C.



New York, New York
March 24, 2000

PricewaterhouseCoopers L.L.P.


Report of Independent Accountants

To the Board of Directors and
Shareholders of Rheometric Scientific, Inc.:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows present fairly, in all material respects, the financial position of Rheometric Scientific, Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Philadelphia, Pennsylvania
December 29,  1999

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


   (In thousands)                                                                December 31,
                                                                               1999             1998
                                                                               ----             ----
  ASSETS
 Current Assets
  Cash                                                                      $   265          $   488
  Receivables - less allowance for doubtful accounts of $216 and
    $407 at December 31, 1999 and 1998                                       10,340            9,817
  Inventories, net
    Finished goods                                                            1,596            3,491
    Work-in-process                                                             773            1,491
    Assembled components, materials and parts                                 4,172            5,648
                                                                              -----         --------
                                                                              6,541           10,630
  Prepaid expenses and other assets                                             705              990
                                                                                ---         --------

   Total current assets                                                      17,851           21,925
                                                                             ------          -------

  Property, plant and equipment                                              15,638           15,370
  Less accumulated depreciation and amortization                             10,051            9,524
                                                                             ------            -----
  Property, plant and equipment, net                                          5,587            5,846
                                                                              -----            -----

 Other asset                                                                    545              763
                                                                                ---        ---------
   Total Assets                                                             $23,983          $28,534
                                                                            =======          =======

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
 Current Liabilities
  Short-term bank borrowings                                                 $4,789          $ 5,718
  Current maturities of long-term debt                                          190              242
  Accounts payable                                                            1,980            2,381
  Borrowings against accounts receivable                                      1,064              874
  Accrued liabilities                                                         4,397            3,267
                                                                              -----         --------
   Total current liabilities                                                 12,420           12,482
                                                                             ------          -------

 Long-term debt                                                               4,525            4,643
 Payable to affiliate                                                         1,020            1,948
 Long-term debt - affiliate                                                   8,206            6,258
 Long-term liability - Mettler                                                  696            1,336
 Other long-term liabilities                                                    103              102
                                                                                ---        ---------

   Total liabilities                                                         26,970           26,769
                                                                             ------          -------
 Commitments and Contingencies (Note 8)

 Shareholders'   Equity  (Deficiency)
  Common  stock,  stated  value  of  $.001,
  Authorized 20,000 shares; issued and outstanding
  13,162 shares at December 31, 1999 and 1998                                    13                13
  Additional paid-in capital                                                 25,690            25,523
  Accumulated deficit                                                       (28,829)          (23,691)
  Accumulated other comprehensive income
  ($219 and $48 in 1999 and 1998, respectively)                                 139               (80)
                                                                                ---        -----------
   Total shareholders' equity (deficiency)                                   (2,987)            1,765
                                                                             -------       -----------
   Total Liabilities and Shareholders' Equity                                $23,983          $28,534
                                                                             =======       ===========

See Notes to Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)


                                                                    12 Months Ended December 31,
                                                            1999                1998               1997
                                                            ----                ----               ----

Sales                                                      $28,363            $30,608            $37,539

Cost of sales                                               17,448             17,196             20,728
                                                            ------             ------             ------

 Gross profit                                               10,915             13,412             16,811
                                                            ------             ------             ------

Marketing and selling expenses                               8,896              8,522              9,122
Research and development expenses                            2,127              2,201              3,145
General and administrative expenses                          2,379              1,551              2,597
Restructuring expense                                           --               (198)               940
Goodwill amortization                                           --                 --                 96
Intangible amortization                                        180                237                276
                                                               ---                ---              -----
                                                            13,582             12,313             16,176
                                                            ------             ------             ------
Operating income (loss)                                     (2,667)             1,099                635

Interest expense                                            (1,085)            (1,378)            (1,523)
Interest expense - affiliate                                (1,020)              (906)              (835)
Interest income                                                 --                 --                 12
Foreign currency income (loss)                                (123)               161               (437)
                                                          ---------           -------           ---------

Loss before income taxes                                    (4,895)            (1,024)            (2,148)
Income taxes                                                   243                120                181
                                                        ----------         ----------         ----------

Net loss                                                 $  (5,138)         $  (1,144)         $  (2,329)
                                                         =========          =========          =========

Net loss per share
  Basic                                                     $(0.39)            $(0.09)            $(0.18)
                                                            =======            =======            =======
  Diluted                                                   $(0.39)            $(0.09)            $(0.18)
                                                            =======            =======            =======
Average number of shares outstanding
  Basic                                                     13,162             13,162             13,162
                                                            ======             ======             ======
  Diluted                                                   13,162             13,162             13,162
                                                            ======             ======             ======



See Notes to Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                                              12 Months Ended December 31,
                                                                         1999          1998         1997
Cash Flows from Operating Activities:

Net loss                                                               $(5,138)      $(1,144)    $(2,329)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
  Depreciation and amortization of plant and equipment                     710           750        786
  Amortization of goodwill                                                  --            --         96

  Provision for slow moving inventory                                    1,840           738         819
  Amortization of intangibles                                              180           237         276
  Loss on sale/retirement of property, plant and equipment                   4            91          --
  Warrants issued for services                                              167           --          --

  Unrealized currency (gain) loss                                         (145)         (137)        418
Changes in assets and liabilities:
  Receivables                                                             (488)        5,711        (224)
  Inventories                                                            1,898           700      (3,606)
  Prepaid expenses and other assets                                        253          (149)        (78)
  Accounts payable and accrued liabilities                                 542        (2,829)       (330)
  Payable to affiliate                                                   1,020           884         271
  Other assets                                                              60           153          59
  Restructuring reserve                                                     --          (940)        940
  Other non-current liabilities                                              1           102          --
  Other non-current liability - Mettler                                    (76)          (58)        (22)
                                                                       --------    ----------  ----------
Net cash provided by (used in) operating activities                        828         4,109      (2,924)

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                              (115)         (144)       (158)
                                                                      ---------     ---------   ---------

Cash Flows from Financing Activities:

  Net repayment under line of credit agreement                            (893)       (3,349)         --
  (Repayments)/borrowings against accounts receivable                      103          (196)      1,018
  Net borrowings under line of credit agreements                            --            --       1,214
  Repayment of long-term debt/lease obligation                            (243)         (229)       (189)
  Proceeds from warrants                                                    --            31          --
  Mortgage participation                                                    --            --         861
                                                                        ------     ---------   ---------
Net cash (used in) provided by financing activities                     (1,034)       (3,743)      2,904

Effect of Exchange Rate Changes on Cash                                     98           (31)        (11)
                                                                       -------     ---------   ---------

Net increase (decrease) in cash                                           (223)          191        (189)
Cash at beginning of year                                                  488           297         486
                                                                       -------     ---------   ---------
Cash at end of year                                                    $   265      $    488    $    297
                                                                       =======     =========   =========


See Notes to Consolidated Financial Statements.

                   RHEOMETRIC SCIENTIFIC, INC AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                             AND COMPREHENSIVE LOSS


                                                                                 Accumulated
                                                                      Additional     Other         Total
(In thousands)                          Common Stock      Paid-in    Accumulated Comprehensive  Shareholders'
                                       Shares  Amount     Capital        Deficit  Income/(Loss)    Equity
                                       ------  ------     -------    ----------- -------------- -------------

Balance at December 31, 1996             13,162   $ 13    $ 25,492   $ (20,218)  $        89   $   5,376
                                         ------    ---     -------    --------    ----------    --------
Net loss                                     --     --          --      (2,329)           --      (2,329)
Currency translation adjustment              --     --          --          --          (217)       (217)
Comprehensive loss                           --     --          --          --            --      (2,546)
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1997             13,162     13      25,492     (22,547)         (128)      2,830
                                         ------    ---     -------     -------     ---------    --------
Net loss                                     --     --          --      (1,144)           --      (1,144)
Currency translation adjustment              --     --          --          --            48          48
Comprehensive loss                           --     --          --          --            --      (1,096)
Warrants issued                              --     --          31          --            --          31
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1998             13,162     13      25,523     (23,691)          (80)      1,765
                                         ------     --      ------      ------     ----------   --------
Net loss                                     --     --          --      (5,138)           --      (5,138)
Currency translation adjustment              --     --          --          --           219         219
Comprehensive loss                           --     --          --          --            --      (4,919)
Warrants issued for services                 --     --         167          --            --         167
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1999             13,162   $ 13     $25,690    $(28,829)       $  139    $ (2,987)
                                         ======     ==      ======     =======        ======    =========

See Notes to Consolidated Financial Statements


Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies


Principles of Consolidation and Operations
The consolidated financial statements include the accounts of Rheometric Scientific, Inc. and its wholly-owned subsidiaries (referred to as "Rheometric" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Axess Corporation ("Axess" or the "Affiliate") owns 76.6% of the outstanding shares of the Company's Common Stock as of December 31, 1999.

On March 6, 2000, pursuant to a Securities Purchase Agreement, dated as of February 17, 2000, by and between the Company, Axess and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI") , as amended (the "Purchase Agreement") and certain related agreements, Andlinger Capital XXVI purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and
(ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Upon consummation of this transaction Andlinger Capital XXVI acquired the power to vote an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares are attributable to the Investor Warrants) representing approximately 74% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor
Warrants). Prior to the purchase by Andlinger Capital XXVI of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of common stock to the Company.


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

The Company  designs,  manufactures,  markets and  services  computer-controlled
material   testing  systems  for  use  in  material  and  product  research  and development, on-line process monitoring and quality control.

Revenue Recognition
Product sales are recorded upon shipment. Service revenues are recorded as services are performed. Maintenance agreement revenues are recorded on a straight-line basis over the terms of the respective agreements. Service revenues for the years ended December 31, 1999, 1998 and 1997 were $3,473,000, $3,965,000, and $3,397,000, respectively. Deferred revenue relating to maintenance agreements amounted to $780,000 and $766,000 at December 31, 1999 and 1998 respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

Inventories
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market. As of December 31, 1999 and 1998 the Company had a reserve of approximately $3,155,000 and $1,315,000 respectively, for excess and obsolete inventory.

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

No provision has been made for U.S. income taxes which would be payable if undistributed earnings of approximately $357,000 as of December 31, 1999 of foreign subsidiaries were distributed to the Company in the form of dividends, since it is management's intention to permanently reinvest such earnings in the related foreign operations.

Goodwill and Intangibles
Goodwill is amortized using the straight-line method over seven years. All other intangibles are amortized using the straight-line method over the respective useful life. (See Accounting for the Impairment of Long-Lived Assets.)

Total accumulated amortization of capitalized software for the years ended December 31, 1999 and 1998 was $688,000 and $654,000 respectively. The unamortized balance of capitalized software development costs totaled $0 in 1999 and $34,000 in 1998, which is amortized using a three-year useful life. Amortization expense relating to capitalized software development costs for the years ended December 31, 1999, 1998 and 1997 totaled $34,000, $151,000 and $146,000, respectively.

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

Net cash provided by operating activities for the years ended December 31, 1999 and 1998 reflects cash payments for interest of $2,071,000 and $1,281,000, respectively, and income taxes of $15,700 and $169,000, respectively. Net cash used in operating activities for the year ended December 31, 1997 reflects cash payments for interest of $2,045,000 and income taxes of $49,200. The bad debt expense for the years ended December 31, 1999, 1998 and 1997 was 376,900, $262,400, and $108,200 respectively.

Fair Value of Financial Instruments
The estimated fair value of the Company's debt instruments as of December 31, 1999 and 1998 approximates the carrying amount. The fair value of the debt instruments is estimated based on the discounted future cash flows using currently available interest rates.

Concentration of Credit Risk
The Company's product line, consisting of rheological and thermal analytical laboratory instruments, is sold worldwide, principally to large corporations, and research, educational, and governmental institutions. The Company does not require collateral from its customers. The accounts receivables are spread among a number of customers and are geographically dispersed such that in management's opinion credit risk is minimized.

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

In 1995, the Company acquired from Mettler-Toledo AG ("Mettler") the exclusive worldwide rights for two rheological test instruments, the RM180 and the RM260. The Company recorded an intangible asset of $1,525,000 related to these property rights and was amortizing this asset on a straight-line basis over six years. At the end of 1996, based on the performance of the products over the past year, an evaluation was made of the future cash inflows and outflows of these products. Based on this evaluation, an impairment of $696,000 was realized. The remaining balance of $400,000 will be amortized on a straight-line basis over the remaining four years of the agreement.

(Loss) Earnings Per Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Dilution reflects the potential dilution that could occur if outstanding options and warrants were exercised.

Other Matters
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and require that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas and major customers. See Consolidated Statements of Shareholders' Equity and Comprehensive Loss and Note 9.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," for fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 require all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. At present time, the Company is reviewing the potential impact of this standard.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) Revenue Recognition in Financial
Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition.

The Company is currently assessing the impact, if any, that SAB will have on its revenue recognition policy. The Company currently recognizes revenue upon shipment. The SAB could require the Company to recognize revenue upon installation. Any change resulting from the application of the accounting described in the SAB will be reported as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes", in 2000.

2.  Property, Plant and Equipment

Property, plant and equipment as of December 31 consisted of the following:

                                                   1999                1998
                                                   ----                ----

Assets under direct financing lease            $ 6,465,000        $ 6,391,000
Machinery and equipment                          2,798,000          2,382,000
Office equipment                                 5,294,000          5,509,000
Transportation equipment                            80,000            100,000
Leasehold improvements                             148,000            135,000
Assets under capital lease                         853,000            853,000
                                               -----------        -----------
                                               $15,638,000        $15,370,000
                                               ===========        ===========


On February 23, 1996, the Company entered into a sale/leaseback arrangement whereby the Company sold its corporate headquarters and main manufacturing facility, and the 19 acres of real property on which the facility is located (the facility and the real estate being referred to herein as the "Facility") for $6,300,000. The transaction was treated as a financing. A lease obligation was recorded and the asset was written down to the amount of the proceeds. The asset is being amortized over the life of the lease on a straight-line basis. Accumulated amortization on the asset under direct financing was $1,623,000 and $1,190,000 as of December 31,1999 and 1998, respectively.

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

3.  Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31 consisted of the following:

                                                          1999         1998
                                                          ----         ----
Obligation under  sale/leaseback
  payable  through  February 2011, with interest
  imputed at a rate of 13.9% for 1999 and
  1998                                                 4,715,000    $4,806,000

Note payable through November
   1999 with interest at 9.54%                                --        79,000
                                                       ---------    ------------
                                                       4,715,000     4,885,000
Less current maturities                                  190,000       242,000
                                                   -------------   -------------
                                                       4,525,000     $4,643,000
                                                   =============   =============

On March 7, 2000 in conjunction with the Andlinger transaction, the Company obtained a term loan in the amount of $1,500,000 that will be repaid in 35 equal monthly principal installments of $25,000 with any remaining balance due at maturity on March 7, 2003.

This loan bears interest at prime plus 1.5 % which is due monthly.

Short-Term Borrowings

On February 23, 1996, simultaneously with the consummation of the sale/leaseback arrangement, the Company entered into the Loan and Security Agreement (the "Prior Loan Agreement"), which provided for a working capital revolving credit facility in the amount of $11,500,000 with an initial three-year term, expiring on February 23, 1999. The amount of available credit was determined by the level of certain eligible receivables and inventory. The Prior Loan Agreement also provided certain letter of credit facilities for operations of the Company's foreign subsidiaries. The Company's obligations under the Prior Loan Agreement were collateralized by substantially all of the Company's assets.

On March 31, 1998, the Company's bank amended the Prior Loan Agreement with regards to the Facility limit and inventory sublimit. Effective April 1, 1998 and on the opening of business on Wednesday of each consecutive week thereafter, both the facility limit and inventory sublimit will decreased by $25,000. As of December 31, 1998, the Facility limit was $10,500,000 and the inventory sublimit is $5,000,000.

The Company's Prior Loan Agreement expired on February 23, 1999, and the lender notified the Company in August 1998 that the Loan Agreement would not be extended beyond the expiration date. Following that notification, the Company commenced discussions with other prospective lenders to replace the credit facility provided by the Prior Loan Agreement.

On February 19, 1999, the Prior Loan Agreement was amended so as to extend the Prior Loan Agreement to May 21, 1999. In addition, the facility limit was permanently reduced to $10,000,000 and the inventory sublimit would continue to be permanently and automatically decreased by $25,000 each week. The Prior Loan Agreement was further extended for one-month periods to October 31, 1999.

On November 12, 1999, the Company's lender amended the Prior Loan Agreement extending its term to November 30, 2000. As of November 12, 1999, all foreign lines of credit were consolidated into the domestic line of credit and the foreign receivables are no longer used in the calculation of the borrowing base. In addition, the Facility limit was permanently reduced to $6,500,000 and the inventory sublimit was to be permanently and automatically decreased by $25,000 each week. The advance rate of 69% on eligible receivables will be reduced in March 2000 to 61% and then further decreased 2% each month thereafter. Covenant requirements were revised based on the Company's forecast for 2000.

The Company at December 31, 1999 had working capital lines of credit with certain domestic and foreign banks. Total borrowings were $4,789,000 with remaining availability of approximately $736,000 at December 31, 1999. Borrowings at December 31, 1999 were $4,664,000 with domestic banks and $125,000 with foreign banks.

The domestic line of credit bore interest at prime plus 1.5% (10.00% at December 31, 1999 and 9.25% at December 31, 1998). The interest rate on the foreign line of credit in Germany was 6.0% at December 31, 1999. As of December 31, 1998, the interest rates on the foreign lines of credit ranged between 1.5% and 3.0% in Japan and between 6.0% and 8.0% in Europe. The weighted-average interest rate on short-term debt outstanding was 9.89% and 6.1% as of December 31, 1999 and 1998, respectively.

The amended Prior Loan Agreement required the Company to maintain a minimum tangible net worth and working capital, generate minimum consolidated and domestic cash flows, and achieve a minimum adjusted funded debt to adjusted tangible net worth ratio. In addition, the Loan Agreement prohibited the payment of cash dividends or cash distributions to shareholders.

During 1999, the Company had been in violation of certain debt covenants associated with its obligation under a sale/leaseback arrangement and its short-term loan agreement. The Company has obtained permanent waivers covering these violations.

On March 6, 2000 in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under the Prior Loan Agreement and terminated such agreement and obtained a credit facility with PNC Bank, National Association ("PNC Bank"). The new Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") provides for a total facility of $14,500,000 of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate. Additionally the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter. The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 35 equal monthly principal installments of $25,000 with any remaining balance due at maturity on March 6, 2003. This loan bears interest at prime plus 1.5 percent which is due monthly. The Loan Agreement is subject to customary event of default and acceleration provisons and is collateralized by substantially all of the Company's assets.

The Company's foreign subsidiaries sell certain accounts receivable balances to financial institutions. At December 31, 1999, trade receivables discounted with recourse amounted to $1,064,000 and are shown as borrowings on the consolidated balance sheets. During the years ended December 31, 1999 and 1998, approximately $3,732,000 and $3,800,000, respectively, of trade receivables were sold, with recourse, to banks.

4.  Long-Term Debt - Affiliate


Long-term debt - affiliate as of December 31 consisted of the following:
                                                        1999            1998
                                                        ----            ----
Subordinated term note due February 28,
2002 with interest at 12% per annum                  $ 8,206,000   $  6,258,000
                                                     ===========    ============

The Company and Axess executed various subordinated term loans during the years ended December 31, 1993, 1994 and 1995 aggregating $5,740,000. On February 23, 1996, Axess and the Company consolidated all of the outstanding notes and deferred interest amounting to $518,000 into a new subordinated note for an aggregate amount of $6,258,000. The new note bore interest at 12% payable monthly and was due February 28, 1999. On July 13, 1999, the due date was extended to February 28, 2002.

On September  30, 1999,  Axess and the Company  executed an Amended and Restated
Subordinated Unsecured Working Capital Note combining the indebtedness of the $6,258,000 term note with other indebtedness of $1,948,000 for an aggregate amount of $8,206,000. This term note is due February 28, 2002 and bears interest at 12%. Interest payments are dependent upon cashflow availability. Accrued interest at December 31, 1999 and 1998 was $1,020,000 and $1,275,000
respectively.

On March 6, 2000 in conjunction with the Andlinger transaction, Axess cancelled the debt of $8,206,000 and the accrued interest thereon in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant" and collectively with the Investor Warrants, the "Warrants") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock (convertible into 1,000,000 shares of common stock) to be issued, subject to stockholder approval, pursuant to an amendment to the certificate of incorporation of the Company.

5.  Income Taxes

The components of deferred tax assets and (liabilities) as of December 31 consisted of the following:

                                                                       1999              1998
                                                                       ----             -----
     Inventory reserves, inventory capitalization and
        intercompany profit in inventory                          $ 1,236,000          $919,000
     Other                                                          1,171,000         1,065,000
     Net operating loss carryforwards                               7,046,000         6,024,000
     Research and development and other tax
        credit carryforwards                                        1,001,000         1,001,000
                                                                  -----------         ---------
     Gross deferred tax assets                                     10,454,000         9,009,000
                                                                  -----------         ---------
     Gross deferred tax liabilities                                  (159,000)         (212,000)
                                                                  ------------        ----------
     Net deferred tax asset before valuation
        allowance                                                  10,295,000         8,797,000
     Valuation allowance on deferred tax assets                   (10,295,000)       (8,797,000)
                                                                 ------------        ----------
     Net deferred tax asset                                      $         --         $      --
                                                                 ============        ==========

A valuation allowance is established when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

At December 31, 1999, the Company had federal net operating loss carryforwards for income tax purposes of approximately $12,224,000 that expire in 2005 through 2019, state net operating losses of $6,515,000 that expire 2000 through 2009, and foreign loss carryforwards of approximately $5,143,000, a portion of which may be carried forward indefinitely. The Company also has other tax credit carryforwards aggregating approximately $1,001,000 at December 31, 1999, which expire in 2001 through 2010.

The change in ownership resulting from the August 21, 1992 sale of Common Stock and a subordinated convertible debenture will result in a limitation on future annual utilization of domestic tax credits and net operating losses, pursuant to Internal Revenue Code Sections 382 and 383.

On March 6, 2000 pursuant to a Securities Purchase Agreement between Rheometric Scientific, Axess Corporation and Andlinger Capital XXVI, Andlinger Capital acquired the power to vote an aggregate of 16,606,000 shares of the Company's common stock representing approximately 74% of the issued and outstanding common stock of the Company. This includes 6,000,000 shares issuable upon exercise of the Investor Warrants. This will result in a further limitation on future annual utilization of domestic tax credits and net operating losses, pursuant to Internal Revenue Code Section 382 and 383.

 (Loss) income before income taxes as of December 31 consisted of the following:

                          1999               1998                  1997
                          ----               ----                  ----

Domestic             $ (2,438,000)         $2,402,000             $ 757,000
Foreign                (2,457,000)         (3,426,000)           (2,905,000)
                     ------------         -----------           -----------
                   $   (4,895,000)        $(1,024,000)          $(2,148,000)
                   ==============         ===========           ===========

The components of income tax expense for the years ended December 31 consisted of the following:

                        1999               1998              1997
                        ----               ----              ----
Federal:
     Current        $ (35,000)       $   (65,000)     $      30,000
     Deferred              --                 --                 --
                    ----------        -----------        ----------
                      (35,000)           (65,000)            30,000
                    ----------        -----------        ----------
Foreign:
     Current           276,000            181,000           143,000
      Deferred              --                 --                --
                    -----------       -----------        ----------
                       276,000            181,000           143,000
                    -----------       -----------        ----------
State:
     Current             2,000              4,000             8,000
     Deferred               --                 --                --
                    -----------       -----------        ----------
                         2,000              4,000             8,000
                    -----------       -----------        ----------
                    $  243,000         $  120,000        $  181,000
                    ===========       ===========        ==========

The Company's effective tax rate varies from the statutory federal tax rate as of December 31 as a result of the following:

                                                    1999             1998                1997
                                                    ----             ----                ----
Computed statutory income
  tax benefit                                  $ (1,664,000)     $ (290,000)           $(974,000)
State income taxes, net of Federal
  tax benefit                                         2,000           2,000                7,000
Foreign taxes in excess of statutory rate           274,000         164,000               75,000
Utilization of net operating losses                      --        (841,000)                  --
Effect of loss carryforwards not
  recognized                                      1,713,000       1,071,000            1,067,000
Warrants issued for services                        (57,000)             --                   --
Other                                               (25,000)         14,000                6,000
                                                -----------     -----------            ---------
                                                $   243,000     $   120,000            $ 181,000
                                                ===========     ===========            =========

6.  Capital Stock and Stock Option and Incentive Plans

The Company has one stock option plan under which stock options may be granted, the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, authorizes the issuance of up to 500,000 shares of the Company's common stock as incentive stock options pursuant to Section 422 of the Internal Revenue Code.

Stock options are granted at prices which equate to the market value of the stock on the date of option grant. Options generally become exercisable in ratable installments over a four-year period, with unexercised options expiring no later than 10 years from the date of grant. Stock option activity for the years 1999 and 1998 is as follows:

                                                  1999                             1998
                                        ---------------------------        ---------------------
                                                         Weighted                       Weighted
                                                          Average                        Average
                                                         Exercise                       Exercise
                                           Shares           Price           Shares         Price
                                           ------       ---------           ------      --------

Outstanding at January 1,                  352,400          $0.99          166,400         $1.64
           Granted                          75,000           0.28          220,000          0.62
           Exercised                            --             --               --            --
           Canceled                         13,000           1.75           34,000          1.75

Outstanding at December 31,                414,400           0.84          352,400          0.99

Excercisable at December 31,               269,550           0.99          140,200          0.78

Available for grant at
  December 31,                              85,600                         147,600

Weighted average fair value of
 options granted during the period           $0.38                           $0.33

--------------------------------------------------------------------------------------------------

The following table summarizes the information about stock options outstanding at December 31, 1999:

                              Options Outstanding                            Options Exercisable
                              -------------------                            -------------------
                                             Weighted
                             Number          Average       Weighted        Number          Weighted
                         Outstanding at     Remaining       Average    Outstanding at      Average
       Range of           December 31,     Contractual     Exercise     December 31,       Exercise
   Exercise Prices                         Life (Years)      Price                          Price
   ---------------      -------------      -----------     --------    --------------      ---------

    $0.28 - $1.75           414,400            8.35          $0.84         269,550          $0.99

----------------------------------------------------------------------------------------------------

The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and, accordingly, no compensation cost has been recognized in the statements of operations. Had the Company accounted for stock options under the fair value method of SFAS 123, net loss would have increased by approximately $29,000 and $90,000 for 1999 and 1998, respectively. The per share impact was less than $0.01 in both years.

The fair value for the option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              1999             1998
                                              ----             ----
Risk free interest rate                      5.875%            6.00%
Expected Volatility                          88.46%           50.48%
Expected life (years)                         4                4
Dividend yield                                0%               0%


In connection with the sale/leaseback arrangement, the Company issued the following three warrants to acquire shares of its Common Stock, all having an exercise price of $2.00 per share: (1) a warrant to the Landlord to purchase 132,617 shares of Common Stock of the Company, exercisable during the term of the lease; (2) a conditional warrant to the Landlord to purchase 331,543 shares of Common Stock of the Company which shall only be exercisable if the indebtedness owed by the Landlord under the Mortgage Loan is repaid prior to

February 23, 1997; or if the Landlord is unable to refinance the indebtedness owed under the Mortgage Loan prior to February 23, 1997, solely as a result of environmental contamination relating to the 11 acres of undeveloped real estate constituting a portion of the Facility (the "Excess Land"); and (3) a conditional warrant to the Landlord's Lender (the "Lender") to purchase 331,543 shares of Common Stock which shall only be exercisable if the indebtedness owed under the Mortgage Loan by Landlord to the Lender is not refinanced prior to February 23, 1997. On February 20, 1997, the Landlord refinanced the Mortgage Loan and the Company's interest in the Mortgage Loan was repaid. On that same day, the conditional warrant to the Landlord to purchase 331,543 shares of Common Stock of the Company became exercisable and the conditional warrant to the Lender terminated. On July 22, 1998 in consideration for waiving certain covenant violations, the exercise price for the outstanding warrants was reduced to $1.00 per share. Additionally, on December 29, 1999 in consideration of waiving certain covenant violations, the exercise price for the outstanding warrants was reduced to $0.37 per share.

7.  Employee Benefit Plans

The Company has a 401(k) Savings and Investment Retirement Plan (the "401(k) Plan") under which the Company matches a portion of the employees' salary deduction contributions. Substantially all domestic employees are eligible to participate in the 401(k) Plan. Contributions by the Company were $124,000, $141,000 and $150,000, for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's foreign subsidiaries also sponsor employee retirement plans. The expense recorded by the Company for such plans was insignificant for the years ended December 31, 1999, 1998 and 1997. The Company does not sponsor any post-retirement health, life insurance or related benefit plans, nor any significant post-employment benefit plans.

8.  Commitments and Contingencies

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment, principally data processing. Real estate taxes, insurance and maintenance expenses are normally obligations of the Company. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense was $527,000, $679,000 and $707,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

On February 23, 1996, the Company entered into a sale/leaseback arrangement that is recorded as a financing on its facility in Piscataway, New Jersey. As a result of this transaction, the Company is committed to a 15-year lease with an initial annual payment of $1,180,000 payable quarterly. The facility lease is treated as debt for financial reporting purposes. See Note 3 - Long-term Debt.

On February 20, 1997, as a result of the Landlord refinancing the mortgage on the property, the Company's annual lease payment was significantly reduced for the remaining life of the lease. This resulted in the reduction of the imputed interest rate to 13.9% from 22.8% in the original lease. The resulting annual payment was $805,361, payable monthly. The lease is subject to an annual CPI adjustment that is capped at 3% per year. This decrease was the result of the Landlord refinancing the mortgage on the property. On March 1, 1999 the basic rent payment was adjusted to $833,137. On March 1, 2000, the basic rent payment was again adjusted to $854,986.

The minimum commitments under noncancellable leases consisted of the following at December 31, 1999:

                                                                       Direct
                                               Operating             Financing
             Year                                 Leases                 Lease

             2000                               $514,000             $851,000
             2001                                143,000              855,000
             2002                                 64,000              855,000
             2003                                  5,000              855,000
             2004                                  5,000              855,000
       Thereafter                                      0            5,273,000
                                        ----------------          -----------

Total minimum lease payments                   $ 731,000            9,544,000
                                               =========
Less amounts representing interest                                  4,829,000
                                                                   ----------

Total lease obligation                                              4,715,000
Less Current maturities                                               190,000

Long-term lease obligation under refinancing                      $ 4,525,000
                                                                  ===========

On August 27, 1998, the Company consummated the assignment of lease of its Epsom facility in the United Kingdom to a third party and moved its sales and service personnel to offices located in Leatherhead. In the event of non-performance by the third party, the Company is liable. Should they not perform, the Company's additional cash outflow would be $210,000 per year in years 2000, 2001, 2002, 2003 and 2004 and $1,996,000 thereafter.

The Company amended and restated written employment agreements with key management executives in September 1996, March 1998 and subsequent to the Andlinger transaction in March 2000. The agreements now provide for one-year's base pay for terminations up to February 2001 and ten month's base pay for terminations from February 17, 2001 to February 17,2002. Thereafter these agreements will expire. If termination occurs prior to February 2001 the minimum obligation under those contracts aggregates approximately $553,000. If termination occurs between February 17, 2001 and February 17, 2002, the minimum obligation approximates $461,000. Additionally, the Company has entered into consulting agreements. The minimum obligation under the terms of the consulting agreements is $10,000. The Company entered into a 15-year royalty agreement in August 1991 for the Elongational Rheometer Products. This royalty agreement is based on sales of the product. Accrued royalties were $87,000 and $76,000 at the end of 1999 and 1998, respectively.

In the ordinary conduct of its business, the Company may be party to litigation. At December 31, 1999, in the opinion of management, there are no matters pending or threatened which would have a material adverse effect on the consolidated financial position or results of operations of the Company.

9.  Operating Segments/Foreign Operations and Geographic Information

Effective December 31, 1998 the Company adopted SFAS 131 "Disclosures about Segments of an Enterprise and Related Information. The Company's three reportable segments are: Domestic, Europe, and the Far East. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue performance and operating income. Summarized financial information concerning the Company's reportable segments is shown below:

(In thousands)              Domestic           Europe            Japan             Consolidated
-----------------------------------------------------------------------------------------------
Trade Sales:
    1999                     $15,114           $6,465            $6,784              $28,363
    1998                      16,278            7,587             6,743               30,608
    1997                      16,804           11,527             9,208               37,539

Intercompany Revenues
    1999                       5,950            1,113                 0                   --
    1998                       7,760            1,260                 0                   --
    1997                      11,530            2,658                 0                   --

Operating Income (loss)
    1999                      (1,119)          (1,737)              189               (2,667)
    1998                       4,360           (3,141)             (120)               1,099
    1997                       2,083           (1,959)              511                  635

Identifiable Assets
    1999                      15,347            3,949             4,687               23,983
    1998                      25,483             (801)            3,852               28,534
    1997                      28,447            2,967             4,020               35,434

Depreciation and Amortization
    1999                         765              101                24                  890
    1998                         779              179                29                  987
    1997                         858              157                47                1,062

Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors. Included in domestic sales are export sales of $728,000, $180,000 and $257,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

10. Property Rights Acquisition

On January 1, 1995, the Company acquired from Mettler-Toledo AG ("Mettler") the exclusive, worldwide rights for two rheological test instruments, the RM180 and RM260, that serve the coatings, paints, biological fluids, cosmetics and lubricants industries.

The Company has established a distribution network while Mettler continues to manufacture the two instruments and maintain necessary levels of spare parts. In addition to its existing sales and service responsibilities, the Company assumed responsibility for the manufacturing of the two products in 1999.

The original cost of the property rights was 2,500,000 Swiss Francs or $1,905,500 U.S. dollars. During the transition phase, the Company will pay Mettler for manufacturing the products plus a 10% royalty payment on sales. After the Company assumes manufacturing, Mettler will receive quarterly royalty payments based upon a percentage of sales or a minimum payment formula. Beginning in 1995, interest accrues on the unpaid balance at 6% per annum. The original cost of $1,905,500 was adjusted for anticipated interest costs to arrive at total estimated payments of $2,225,500. This amount was discounted using a 12.9% effective rate of interest. The Company recorded a liability of $1,525,000, included in other long-term liabilities. The discount is being amortized over a six-year period using the interest method. The liability balance at December 31, 1999 is $1,212,000.

Effective May 10, 1999, the Company and Mettler revised their original agreement dated December 21, 1994 whereas RSI agreed to commence production of the RM180 and RM265 products within 30 days. A payment arrangement was agreed to whereby the Company would make quarterly payments commencing on May 15, 1999 and continuing through February 15, 2002. Interest is accrued on the upaid balance at 6% per annum. The Company anticipates total payments denomiated in Swiss francs, including interest, to be approximately 2,239,000 over a three-year period. In addition, RSI also agreed to buy the remaining finished stock, production stock and accessories for an initial sum of $200,000 and 15 monthly payments of $25,000 commencing June 30, 1999 and ending August 30, 2000.

On March 8, 2000 in conjunction with the Andlinger transaction, the Mettler debt was settled for the amount of $1,212,000. This payment satisfied the entire debt to Mettler including the amount related to the inventory. The inventory was subsequently transferred from Mettler to Rheometrics.

11.  Related Parties

Mr. Robert E. Davis was president and CEO of the Company from September 20, 1993 through August 31, 1997. Effective January 1, 1994, the Company and Axess verbally agreed that the Company would pay to Axess a management fee, equal to $150,000 per year for Mr. Davis' services paid by Axess. This corresponds to an amount of $518,000 which is included in the long-term debt-affiliate at December 31, 1999 and in payable to affiliate at December 31, 1998. The Subordinated Term Note was discharged in connection with the Andlinger transaction and the Company has no further obligations related to this arrangement.

12.  Restructuring of Operations

In the third quarter of 1997, a restructuring provision totaling $1,624,000 was recorded for the restructuring of the international manufacturing and sales and marketing operations. The restructuring charge consists of approximately $1,300,000 for costs associated with the planned sub-lease of the UK manufacturing facility, $100,000 for termination of other leases in Europe and $224,000 of severance costs for the UK manufacturing employees. Approximately $198,000 of the original reserve was reversed in 1998 since actual expenses came in below original estimates. There were saving related to the European leases of $143,000 and expenses not incurred related to headcount reductions of $24,000. In addition, the fixed assets written off were lower than anticipated by $31,000. The reversal is shown as income on the consolidated statements of operation.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information regarding this item is incorporated by reference to the Company's Definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 29, 2000, and is made a part hereof.


Item 11.  Executive Compensation

         Information regarding this item is incorporated by reference to the Company's Definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 29, 2000, and is made a part hereof.

Item 12.  Security Ownership of Management and Others

         Information regarding this item is incorporated by reference to the Company's Definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 29, 2000, and is made a part hereof.


Item 13.  Certain Relationships and Related Transactions

         Information regarding this item is incorporated by reference to the Company's Definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 29, 2000, and is made a part hereof.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this Report.

         (1) Financial statements - All financial statements are set forth under Item 8, pages 12 through 30

              Independent auditor's report on consolidated financial statements is on pages 12 and 13

         (2)  Financial statement  schedules:  none
              The required information is inapplicable or the information is presented in the financial statements or related notes

         (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K).

              2.1 Securities Purchase Agreement, dated as of February 17, 2000, by and between Rheometric Scientific, Inc., Andlinger Capital XXVI LLC and Axess Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 21, 2000 (File No. 0-14617).
              3.1 Certificate of Incorporation of the Registrant, as Amended, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (File No. 0-14617).
              3.2 By-Laws of the Registrant, as Amended, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-14617).
              4.1 Specimen Certificate representing Common Stock of the Registrant, incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1, File No. 33-807 filed on October 10, 1985.
              4.2 Warrant to Purchase 132,617 shares Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
              4.3 Warrant to Purchase 331,543 shares of Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
              *4.4 Rheometric Scientific, Inc. 1996 Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996 (File No. 0-14617).
              *10.3 Amended and Restated Employment  Agreement between Ronald F.
                    Garritano  and the  Company,  incorporated  by  reference to
                    Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14617).
              *10.4 Employment  Agreement  between Matthew Bilt and the Company, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 0-14617).
              *10.5 Employment Agreement between Joseph Musanti and the Company, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14617).
              10.6 Loan and Security Agreement with Fleet Capital Corporation dated February 23, 1996, incorporated by reference to
                    Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
              10.7 Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
              10.8 Revolving Credit Facility Note - Fleet Capital Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).

              10.9 Subordination Agreement between Axess Corporation and Fleet Capital Corporation, incorporated by reference to Exhibit
                    10.26 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
              10.10 Subordination  Agreement  between Axess  Corporation and RSI
                    (NJ) QRS 12-13,  Inc.,  incorporated by reference to Exhibit
                    10.27 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
              10.11 Amended and Restated Subordinated  Unsecured Working Capital
                    Note -  Axess  Corporation,  incorporated  by  reference  to
                    Exhibit 10.28 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
              10.12 First  Amendment  to Lease  Agreement  dated  June 10,  1996 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
              10.13 Second  Amendment to Lease Agreement dated February 20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
              10.14 Amendment   Letter  dated  May  2,  1997  by  Fleet  Capital
                    Corporation, amending Sections 9.1(J) and 9.3(D) of the Loan and Security Agreement dated February 23, 1996, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
              10.15 Amendment  Letter  dated May 6, 1997 by RSI (NJ)  QRS-12-13,
                    Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
              10.16 Amendment to Loan and Security  Agreement with Fleet Capital
                    Corporation dated March 31, 1998, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-14617).
              10.17 Second  Amendment to Loan and Security  Agreement with Fleet
                    Capital Corporation dated February 19, 1999, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14617).
              10.18 Third  Amendment to Loan and Security  Agreement  with Fleet
                    Capital Corporation dated November 12, 1999, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14617).
              10.19 Registration Rights Agreement, dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to
                    Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 21, 2000 (File No. 0-14617).

              10.20 Stockholders'  Agreement,  dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit
                    10.2 to the Company's Current Report on Form 8-K dated March 21, 2000 (File No. 0-14617).
              10.21 Voting  Agreement,  dated as of February  17,  2000,  by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit
                    10.3 to the Company's Current Report on Form 8-K dated March 21, 2000 (File No. 0-14617).
              22    Subsidiaries of the Registrant, incorporated by reference to
                    Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14617).

                   *    Management contract or compensatory plan or arrangements


         (b) No report on Form 8-K was filed during the quarter ended December 31, 1999.

         (c) Exhibits to this Form 10-K are incorporated by reference as stated above.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                            RHEOMETRIC SCIENTIFIC, INC.


                                            By:/s/ Robert M. Castello
                                               --------------------------------
Date: March 30, 2000                            Robert M. Castello, Chairman
     ---------------------                      Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     Signature                     Title                            Date
---------------------         -------------------------------    ------------

/s/Robert M. Castello
---------------------         Chairman and Chief                 March 30, 2000
Robert M. Castello            Executive Officer
                              (principal executive officer)
/s/Joseph Musanti
--------------------          Vice President, Finance            March 30, 2000
Joseph Musanti                and Materials; Chief
                              Financial Officer; and Assistant
                              Secretary (principal financial and
                              principal accounting officer)

/s/ Mark F. Callaghan
--------------------          Director                           March 30, 2000
Mark F. Callaghan

/s/ David R. Smith
--------------------          Director                           March 30, 2000
David R. Smith

/s/ Merrick G. Andlinger                                         March 30, 2000
------------------------      Director
Merrick G. Andlinger

/s/ Richard J. Giacco
---------------------         Director                           March 30, 2000
Richard J. Giacco

/s/ Robert K. Prud'homme
------------------------      Director                           March 30, 2000
Robert K. Prud'homme