Form 10-K/A
period 1999-12-31
RHEOMETRIC SCIENTIFIC INC
filed 2000-05-01
CIK 779164

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               (Amendment No. 1)

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


The Exhibit Index appears on page: 36


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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.


                                   Directors

          The following table sets forth certain information as of May 1, 2000, regarding the six nominees for director:

         Name                               Age               Position

         Robert M. Castello                 59                Chairman of the Board and Chief Executive Officer
         Mark F. Callaghan                  48                Director
         David R. Smith                     70                Director
         Merrick G. Andlinger               41                Director
         Richard J. Giacco                  47                Director
         Robert K. Prud'homme               52                Director


          Robert M. Castello assumed the position referred to above on March 6, 2000. Mr. Castello has been a principal of Andlinger & Company, Inc. ("Andlinger & Company") since 1995. Mr. Castello has been the Chairman of X.O. Tec Corporation, a medical products company, since 1997. Mr. Castello was President and CEO of CBI Holding Co., a pharmaceutical wholesaler. Previously, Mr. Castello held Vice Presidential positions at McKesson Drug Co., Seatrain Lines, and W.R. Grace.

          Mark F. Callaghan has been a Director of the Company since March 6, 2000. Mr. Callaghan has been a principal of Andlinger & Company since 1999. Mr. Callaghan was an independent consultant in mergers and acquisitions from 1995 to 1999. Mr. Callaghan was a Vice President of Panorama Press from 1994 to 1995. Mr. Callaghan is a member of the Board of Directors of CyberAlert, Inc. and of CraftShop.com, Inc.

          David R. Smith has been a Director of the Company since March 6, 2000. Mr. Smith has been the Chairman of M-Tec, a manufacturer of specialized materials used in extreme temperature and harsh environments servicing the automotive and aerospace industries, as well as paper, chemical, refining and electrical power plant exhaust systems, since August 1995. Mr. Smith was a principal of Andlinger & Company from June 1, 1984 until October 1, 1998. From June 1, 1994 until October 1, 1998 Mr. Smith was the President of Andlinger & Company. Mr. Smith formerly served on the Board of Directors of United Stationers, Inc.

          Merrick G. Andlinger has been a Director of the Company since March 6, 2000. Mr. Andlinger has been a principal of Andlinger & Company since 1999. Mr. Andlinger was the President and CEO of Pure Energy Corporation, a motor fuel and chemical development company from 1996 until 1999. From 1994 until 1996, Mr. Andlinger was a Managing Director in the Global Energy and Power Group in the Corporate Finance department of Smith Barney Inc. and the Group's co-head from 1995 until 1996. Mr. Andlinger is a member of the Board of Directors of CyberAlert, Inc. and formerly was a member of the Board of Directors of Pure Energy Corporation.

          Richard J. Giacco has been a Director of the Company since 1992. Mr. Giacco was a Vice President of the Company from February 19, 1998 until March 6, 2000. Mr. Giacco has been the President of Axess since March 1999 and its General Counsel since its inception in 1991. Prior thereto, Mr. Giacco served as Associate General Counsel for Safeguard Scientifics, Inc., a computer software and electronics company from 1985 until 1991. Mr. Giacco is the son of Alexander
F. Giacco, the Chairman of the Board of the Company from August 31, 1997 until March 6, 2000 and the President and Chief Executive Officer of the Company from February 6, 1997 until March 6, 2000.

          Robert K. Prud'homme has been a Director of the Company since 1981. Dr. Prud'homme has been a professor of Chemical Engineering at Princeton University since 1978. Dr. Prud'homme is a consultant to Dow Chemical Company, Block Drug, Helene Curtis and Rhodia Incorporated.

                               Executive Officers

          The following table sets forth certain information as of May 1, 2000 regarding the executive officers of the Company:


         Name                               Age      Position

         Robert M. Castello                 59       Chairman of the Board and Chief Executive Officer

         Joseph Musanti                     42       Vice President of Finance & Materials, Chief Financial Officer, Treasurer and
                                                     Assistant Secretary

         Ronald F. Garritano                61       Vice President of Technology and Engineering

         Matthew Bilt                       57       Vice President of Human Resources and Administration

         Donald W. Becker                   42       Vice President of Sales and Marketing, Americas


          For a description of the business experience of Robert M. Castello, see "Directors."

          Joseph Musanti has been the Vice President of Finance & Materials and Chief Financial Officer of the Company since June 1, 1997 and the Treasurer and Assistant Secretary since July 17, 1997. Prior thereto, Mr. Musanti was the Director of Operations from November 1994 to June 1, 1997; UK Financial Manager from April 1994 to November 1994; and Manager, Materials, Cost, and Inventory from October 1992 to April 1994.

          Ronald  F.   Garritano  has  been  the  Company's  Vice  President  of
Technology since June 1992 and the Company's Vice President of Engineering since July 1977.

          Matthew Bilt has been the Company's Vice President of Human Resources and Administration since July 17, 1997. Prior thereto, Mr. Bilt was the Company's Vice President of Human Resources from November 10, 1994 until July 17, 1997; the Company's Vice President of Human Resources and Administration from May 3, 1994 until November 10, 1994; and the Company's Director of Human Resources from June 2, 1986 until May 3, 1994.

          Donald W. Becker has been the Company's Vice President of Sales and Marketing, Americas since April 1999. Prior thereto, Mr. Becker was the Company's Sales and Marketing Manager in 1998; the Company's Marketing Manager from 1997 until 1998; and the Company's Rheology Product Manager, Americas from 1989 until 1997.

          Officers of the Company serve at the discretion of the Board of Directors.

Item 11.  Executive Compensation



                       Compensation of Executive Officers

          The following table sets forth a summary of the compensation paid by the Company in the years ended December 31, 1999, 1998 and 1997, to the Chief Executive Officer of the Company, and to the Company's four most highly compensated executive officers who received over $100,000 in compensation during 1999 from the Company (collectively, the "Named Executive Officers").

                           Summary Compensation Table



                                                                                   Long Term
                                                                                 Compensation
                                               Annual Compensation                  Awards

                                                                                  Securities
Name and                                                       Other Annual       Underlying           All Other
Principal Position           Year      Salary      Bonus       Compensation         Options         Compensation(1)
------------------           ----      ------      -----       ------------         -------         ------------

Robert M. Castello (2)
Chairman of the Board and
Chief Executive Officer

Alexander F. Giacco(3)      1999     $      0    $     0     $          0      $          0       $             0
President, Chief            1998            0          0                0                 0                     0
Executive Officer and
Director

Ronald F. Garritano         1999      165,385          0                0                 0                 2,813
Vice President of           1998      162,860          0                0            50,000                 2,813
Technology and Engineering  1997      146,506          0                0                 0                 2,672

Matthew Bilt                1999      127,500          0                0                 0                 2,586
Vice President of Human     1998      128,049          0                0            15,000                 2,414
Resources and               1997      116,693          0                0                 0                 1,660
Administration

Joseph Musanti              1999       134,807         0                0            40,000                 2,250
Vice President of           1998       128,616         0                0                 0                 2,250
Finance, Chief Financial
Officer, Treasurer and
Assistant Secretary

Donald W. Becker            1999       123,351         0                0            15,000                   394
Vice President of Sales
and Marketing, Americas

------------------------------
(1)      Includes  contributions  under the  Company's  Savings  and  Investment
         Retirement Plan.
(2)      Mr. Castello  became Chairman of the Board and Chief Executive  Officer of the Company on March 6, 2000.



(3)      Mr. A. Giacco resigned from his positions as President, Chief Executive
         Officer and Director as of March 6, 2000.  Mr. A. Giacco had  succeeded
         Alan R. Eschbach as the President  and Chief  Executive  Officer of the
         Company on February 6, 1998. Mr. A. Giacco is the managing  director of
         Axess, the Company's former parent.


Option Grants

          The number of shares of Common Stock available for purchase under the Company's 1996 Stock Option Plan, as amended (the "Stock Option Plan") is 500,000. Options for an aggregate of 414,400 shares have been granted under the Stock Option Plan. During the Company's 1999 fiscal year, 75,000 options were granted to employees under the Stock Option Plan. No options were granted to the Named Executive Officers during the 1999 fiscal year.

Option Exercises and Year-End Options Values

          The following table presents at December 31, 1999 the value of unexercised in-the-money options held by the Named Executive Officers. During the fiscal year ended December 31, 1999 no options were exercised.



                                  Number of Securities Underlying                   Value of Unexercised,
                                        Unexercised Options                          In-The-Money Options
Name                              Exercisable        Unexercisable            Exercisable           Unexercisable
----                              -----------        -------------            -----------           -------------
Ronald F. Garritano                    26,000              42,000                $1,375                    $4,125
Matthew Bilt                           10,800              13,600                   413                     1,238
Joseph Musanti                         14,875              31,625                 1,100                     3,300
Donald W. Becker                        4,125              11,375                   413                     1,238




Employment Agreements


          The Company amended and restated written employment agreements with Mr. Bilt in December 1998 and with Mr. Garritano in March 1998, and with Mr. Musanti in October 1999. In addition, the Company entered into a written employment agreement with Mr. Becker in May 1999. Under these agreements, base annual salary is $150,000 for Mr. Garritano, $115,000 for Mr. Bilt, $120,000 for Mr. Musanti, and $80,000 for Mr. Becker, all subject to discretionary increase by the Board of Directors. Messrs. Bilt, Musanti and Becker's employment agreements had or have an initial term of one year and can be continued from year to year thereafter at the option of the Company. Mr. Garritano's agreement, which was amended in March 1998, has an initial term of three years and can be continued from year to year thereafter.

          The employment agreements contain a provision that provides for the executives to be compensated should their employment be terminated upon a change of control. Messrs. Bilt, Musanti and Becker's agreements indicate that they would be entitled to receive one year's base pay, plus any bonus participation or other benefit that the executive may be entitled to for up to one year. Upon a termination resulting from a change of control, Mr. Garritano's employment agreement provides for the greater of the term of the agreement or one year's base pay, plus any bonus participation or other benefit to which he may be entitled in that period. If a change of control were to occur today and Mr. Garritano's employment was terminated, Mr. Garritano would be entitled to receive one year's base pay, plus any bonus participation or other benefit to which he may be entitled in that period.

          Subsequent to the Investment Transaction, each employment agreement was amended to revise the "change of control" provision. The agreements now provide for one year's base pay for terminations up to February 16, 2001 and ten month's base pay for termination between February 17, 2001 and February 17, 2002. Thereafter the agreements will expire. If terminations occur prior to February 17, 2001, the minimum obligation under such contracts in the aggregate is approximately $553,000. If terminations occur between February 17, 2001 and February 17, 2002, the minimum obligation under such contracts in the aggregate is approximately $461,000.

          Michael Starita, a former Vice President of Manufacturing of the Company and the father of Dr. Joseph M. Starita, a past Chairman of the Board, was party to a contract entered into in 1982, which entitled him to be paid $15,000 per year for a period of 10 years following his retirement. During fiscal year ended June 30, 1985, Mr. M. Starita received an advance payment of $45,115 with respect to such post-retirement payments. The amount so advanced will be deducted from the post-retirement payments to be made to him. Mr. M. Starita's post-retirement payments commenced during 1994.



Item 12.  Security Ownership of Management and Others



         Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 2000 by (i) each person who, to the knowledge of the Company, beneficially owns more than 5% of the outstanding Common Stock of the Company, (ii) the directors and certain officers of the Company and (iii) all directors and officers of the Company as a group. The percentages of shares of Common Stock held or beneficially owned by any Stockholder or group of Stockholders are based upon the total number of shares of Common Stock outstanding as of March 31, 2000. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.



                                                                    Shares Beneficially Owned

          Name                                                     Number                          Percentage

          Andlinger Capital XXVI LLC (1)                       16,606,000                                73.6%
          Axess Corporation (2)                                 2,861,257                                17.3
          Gerhard R. Andlinger (3)                             16,606,000                                73.6
          Stephen A. Magida (4)                                16,606,000                                73.6
          Robert M. Castello (5)(6)                            16,606,000                                73.6
          Mark F. Callaghan (5)(6)                             16,606,000                                73.6
          David R. Smith (5)                                        1,000                               *
          Merrick G. Andlinger (5)(6)                          16,606,000                                73.6
          Richard J. Giacco (5) (7)                                78,000                               *
          Robert K. Prud'homme (5)                                 25,000                               *

          Joseph Musanti (5)                                       14,875                               *
          Ronald F. Garritano (5)                                  29,735                               *
          Matthew Bilt (5)                                         12,900                               *
          Donald W. Becker (5)                                      4,125                               *

          All executive officers and
          directors as a group (10 persons)                    16,770,635                                74.1
          (5)


------------------------
* Less than 1%.

(1) The address for Andlinger Capital XXVI LLC is 105 Harbor Drive, Suite 125, Stamford, Connecticut 06902. Includes 6,000,000 shares of Common Stock Andlinger Capital XXVI LLC has the right to acquire upon the exercise of warrants.

(2) The address for Axess Corporation is 100 Interchange Boulevard, Newark, Delaware 19711-3549. Pursuant to the Securities Purchase Agreement the Company will reissue to Axess, subject to an affirmative vote of the Stockholders of Proposal No. 3, 4,400,000 shares of Common Stock, and will also issue to Axess, subject to the affirmative vote of the Stockholders of Proposal No. 4, 1,000 Shares of Preferred Stock convertible into 1,000,000 Shares of Common Stock. Following the affirmative vote of the Stockholders of Proposals Nos. 3 and 4 and the reissuance and issuance of all securities to be reissued and issued to Axess pursuant to the Securities Purchase Agreement, the number of shares and percentage of shares, respectively, of Common Stock beneficially owned by Axess will be 8,261,257 and 37.6%. Andlinger Capital, which currently owns 10,606,000 shares of Common Stock, and Axess have agreed pursuant to the Voting Agreement to, among other things, vote to in favor of Proposals Nos. 3 and 4. Therefore the holders of shares of Common Stock representing 81.3% of currently issued and outstanding shares of Common Stock have agreed to vote in favor of Proposals Nos. 3 and 4.
(3) The address for Mr. G. Andlinger is c/o Andlinger & Company, Inc., 4445 North A1A, Suite #235, Vero Beach, Florida 32963. As reported in a
         Schedule 13D filed with the Securities and Exchange Commission on March 17, 2000, by virtue of Mr. G. Andlinger's relationship with Mr. Magida and as a controlling person of Andlinger & Company, Inc., Mr. G. Andlinger may be deemed to have shared power to dispose of or direct the disposition of and shared power to vote or direct the vote of an aggregate of 16,606,000 shares of Common Stock (of which 6,000,000 shares are attributable to the Warrants) representing 73.6% of the issued and outstanding shares of Common Stock (including as outstanding for purposes of determining such percentage shares of Common Stock issuable upon exercise of warrants held by Andlinger Capital ). Mr. G. Andlinger disclaims beneficial ownership of the shares of Common Stock held by Andlinger Capital
(4) The address for Mr. Magida is 105 Harbor Drive, Suite 125, Stamford, Connecticut 06902. As reported in a Schedule 13D filed with the Securities and Exchange Commission on March 17, 2000, Mr. Magida, as manager and as a member of Andlinger Capital, has shared power to vote or direct the vote of, and shared power to dispose of or direct the disposition of, an aggregate of 16,606,000 shares of Common Stock (of which 6,000,000 shares are attributable to the Warrants), representing 73.6% of the issued and outstanding shares of Common Stock (including as outstanding for purposes of determining such percentage shares of Common Stock issuable upon exercise of the warrants held by Andlinger Capital .
(5) The address for each director and officer of the Company is c/o Rheometric Scientific, Inc., One Possumtown Road,
         Piscataway, New Jersey 08854.
(6) As reported in a Schedule 13D filed with the Securities and Exchange Commission on March 17, 2000, Messrs. Castello, Callaghan and M. Andlinger by virtue of their relationships with the other reporting persons on such Schedule 13D and as members of Andlinger Capital may be deemed to have shared power to vote or direct the vote of, and shared power to dispose of or direct the disposition of, an aggregate of 16,606,000 shares of Common Stock (of which 6,000,000 shares are attributable to the Warrants) representing 73.6% of the issued and outstanding shares of Common Stock (including as outstanding for purposes of determining such percentage shares of Common Stock issuable upon exercise of warrants held by Andlinger Capital). Messrs. Castello, Callaghan and M. Andlinger disclaim beneficial ownership of such shares.
(7) Includes beneficial ownership of 1,000 shares held in an investment partnership for the benefit of Mr. Giacco's children and managed by Mr. Giacco and 75,000 shares Mr. Giacco has an unqualified option to purchase within 60 days of March 31, 2000.



Item 13. Certain Relationships and Related Transactions



          On  September  30,  1999,  Axess  and  the  Company  consolidated  all outstanding debt of the Company to Axess, in an Amended and Restated Subordinated Unsecured Working Capital Note (the "Note") made by the Company in favor of Axess in the amount of $8,205,907.09. The debt consolidated under the Note (the "Axess Debt") included outstanding principal, unpaid interest through December 31, 1998, amounts due to Axess under a management agreement with the Company and amounts due to Axess for insurance premium advances.

          On March 6, 2000, pursuant to the Securities Purchase Agreement and certain related agreements Andlinger Capital purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and (ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Upon consummation of this transaction Andlinger Capital acquired beneficial ownership (as determined under the rules of the Securities and Exchange Commission) to vote an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares are attributable to the Investor Warrants) representing approximately 73.6% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor Warrants). The acquisition of these securities by Andlinger Capital constitutes a change in control of the Company.

          The Securities Purchase Agreement also provides that, subject to certain exceptions, for so long as Andlinger Capital and its affiliates continue to own in the aggregate not less than 50% of their Initial Threshold Amount (as defined below), the Company and its Board of Directors will support the nomination of and shall take certain actions such that the slate of nominees recommended by the Board of Directors to stockholders for election as directors at each annual meeting of stockholders includes at least the number of designees of Andlinger Capital equal to the number of directors that would constitute a majority of directors following such election, and that Andlinger Capital shall be entitled to have at least one of its designees appointed to each Committee of the Board of Directors. As defined in the Securities Purchase Agreement, "Initial Threshold Amount" means the aggregate of the number of shares of common stock purchased by Andlinger Capital under the Securities Purchase Agreement and the number of shares of common stock issuable under the Investor A Warrants (as if issued on the closing date under the Securities Purchase Agreement). The initial designees of Andlinger Capital to serve on the Board of Directors of the Company, each of whom has been added to the Board of Directors of the Company as of March 6, 2000 (the closing date under the Securities Purchase Agreement), are Mr. Castello, Mr. Callaghan, Mr. Smith and Mr. M. Andlinger.

          Based on information received from Andlinger Capital, the members of Andlinger Capital are Mr. Magida and Mr. M. Andlinger. It is anticipated that Mr. Castello and Mr. Callaghan will each be admitted as members of Andlinger Capital. Mr. Magida is an attorney and principal and secretary of Andlinger & Company, Inc., a Delaware corporation ("ACO") and the manager and a member of Andlinger Capital and the trustee of the Gerhard R. Andlinger Intangible Asset Management Trust (the "Trust"), which may be deemed a controlling person of Andlinger Capital. Gerhard R. Andlinger, a private investor and a principal, sole stockholder and a controlling person of ACO, is the sole beneficiary under the Trust. Messrs. Castello and Callaghan are principals of ACO, employees of one or more affiliates of ACO and will become members of Andlinger Capital. Mr.
M. Andlinger is a principal of ACO, an employee of one or more affiliates of ACO and a member of Andlinger Capital. ACO is in the business of identifying and assisting in the implementation of potential acquisitions, investments and other transactions on behalf of its principals. Andlinger Capital has been organized by its members with the business purpose of investing in the Company. The source of funds to pay the Purchase Price under the Securities Purchase Agreement was from initial cash contributions made by each member of Andlinger Capital to Andlinger Capital in an amount proportionate to his or its interest therein and the amount and source of such contributions was, (1) in the case of the Trust, $748,050 from property of the Trust, and (2) in the case of Messrs. Castello, Magida, Callaghan and M. Andlinger, $255,500, $36,500, $164,250 and $109,500,
respectively, in each case from a loan made by Mr. G. Andlinger from his personal funds at an interest rate of 10% per annum.

          The Securities Purchase Agreement contemplates that the Company will submit to its stockholders for approval (the "Stockholder Approval") proposals to (i) reincorporate the Company from New Jersey to Delaware (the "Reincorporation"); (ii) increase the authorized number of shares of capital stock to 49,000,000 shares of common stock and 1,000,000 shares of preferred stock; and (iii) authorize the issuance of the preferred stock as contemplated in the Securities Purchase Agreement. In order to effect the intent of the parties to the Securities Purchase Agreement that the Company issue the Investor Shares on the closing date, at the closing of the Securities Purchase Agreement Axess contributed 4,400,000 shares of common stock to the Company, in exchange for the Company's agreement to reissue to Axess 4,400,000 shares of common stock (the "Axess Reissue Shares") subject to the Stockholder Approval, and Reincorporation and amendment of the Company's certificate of incorporation to authorize the issuance of such shares.

          Upon the closing under the Securities Purchase Agreement, Axess cancelled the Axess Debt in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a promissory note in the principal amount of $1,000,000 payable upon the sale of the Company's Process Control Rheometer Product Line and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant" and collectively with the Investor Warrants, the "Warrants") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock to be issued, subject to Stockholder Approval, pursuant to an amendment to the certificate of incorporation of the Company.

          Prior to the purchase by Andlinger Capital of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of common stock to the Company.

          In connection with the Securities Purchase Agreement, the Company, Andlinger Capital, and Axess have entered into a Registration Rights Agreement, dated as of March 6, 2000 (the "Registration Rights Agreement"). The Registration Rights Agreement provides for the registration with the Securities and Exchange Commission of the Investor Shares, the Axess Reissue Shares, and the shares of common stock issuable upon the exercise of the Warrants owned by Andlinger Capital and Axess. Furthermore, in connection with the Securities Purchase Agreement, the Company, Andlinger Capital, and Axess have entered into a Stockholders' Agreement dated as of March 6, 2000 (the "Stockholders' Agreement"). Pursuant to the Stockholders' Agreement, Andlinger Capital and Axess have agreed, among other things, not to transfer their respective shares of common stock without the prior written consent of the other stockholders party thereto, except (1) pursuant to "piggyback" or "demand" registrations under the Registration Rights Agreement, (2) pursuant to an exemption from registration under Rule 144 under the Securities Act of 1933, as amended, in transactions effected after the first anniversary of the closing date under the Securities Purchase Agreement, (3) to certain transferees, (4) as collateral security in a bona fide arm's-length loan or credit transaction, provided the stockholder retains the authority to vote such securities in the absence of any default thereunder, (5) pursuant to a tender offer, and (6) pursuant to a transaction duly approved by the stockholders of the Company. The Company, Andlinger Capital and Axess also entered into a Voting Agreement, dated as of February 17, 2000, pursuant to which Andlinger Capital and Axess agreed to vote in favor of the items to be submitted for Stockholder Approval pursuant to the Securities Purchase Agreement as described above.



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

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDED ANNUAL REPORT ON FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                            RHEOMETRIC SCIENTIFIC, INC.


                                            By:/s/ Robert M. Castello
                                               --------------------------------
Date: May 1, 2000                              Robert M. Castello, Chairman
     ---------------------                     Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     Signature                     Title                            Date
---------------------         -------------------------------    ------------

/s/Robert M. Castello
---------------------         Chairman and Chief                 May 1, 2000
Robert M. Castello            Executive Officer
                              (principal executive officer)
/s/Joseph Musanti
--------------------          Vice President, Finance            May 1, 2000
Joseph Musanti                and Materials; Chief
                              Financial Officer; and Assistant
                              Secretary (principal financial and
                              principal accounting officer)

/s/ Mark F. Callaghan
--------------------          Director                           May 1, 2000
Mark F. Callaghan

/s/ David R. Smith
--------------------          Director                           May 1, 2000
David R. Smith

/s/ Merrick G. Andlinger                                         May 1, 2000
------------------------      Director
Merrick G. Andlinger

/s/ Richard J. Giacco
---------------------         Director                           May 1, 2000
Richard J. Giacco

/s/ Robert K. Prud'homme
------------------------      Director                           May 1, 2000
Robert K. Prud'homme