Form 10-Q
period 2000-03-31
RHEOMETRIC SCIENTIFIC INC
filed 2000-05-15
CIK 779164

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31,2000
                                -----------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ---------------

Commission file number:    0-14617

                           RHEOMETRIC SCIENTIFIC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                 61-0708419
     -------------------------------              ------------------------
     (State or other jurisdiction of              (I.R.S. Employer Identi-
      incorporation or organization)               fication Number)

     One Possumtown Road, Piscataway, NJ                   08854-2103
   ----------------------------------------            ------------------
   (Address of principal executive offices)                (Zip Code)

                                 (732) 560-8550
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X         No
                                   ----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at May 5, 2000
--------------------------                  --------------------------
Common Stock, no par value                         16,567,739

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



                                                                 March              December
    ASSETS                                                     31, 2000             31, 1999
                                                               --------             --------

   Current Assets
    Cash                                                        $   687              $   265
    Accounts receivable, net                                      9,530               10,340
    Inventories, net
     Finished goods                                               1,438                1,596
     Work in process                                                704                  773
     Assembled components, materials, and parts                   3,686                4,172
                                                                -------              -------
                                                                  5,828                6,541
    Prepaid expenses and other assets                               773                  705
                                                                -------              -------
     Total current assets                                        16,818               17,851
                                                                -------              -------
   Property, plant, and equipment                                15,731               15,638
    Less accumulated depreciation and amortization               10,223               10,051
                                                                -------              -------
    Property, plant, and equipment, net                           5,508                5,587
   Other assets and deferred financing costs                        784                  545
                                                                -------              -------
     Total Assets                                              $ 23,110              $23,983
                                                                =======              =======

   LIABILITIES AND SHAREHOLDERS' EQUITY (Deficiency)
   Current Liabilities
    Short-term bank borrowings                                 $  5,613              $ 4,789
    Current maturity of long-term debt                              490                  190
    Accounts payable                                              1,921                1,980
    Borrowings against accounts receivable                        2,003                1,064
    Accrued liabilities                                           3,886                4,397
                                                                -------              -------
     Total current liabilities                                   13,913               12,420
                                                                -------              -------

   Long-term debt                                                 5,803                4,525
   Long-term debt - affiliate                                     1,000                8,206
   Payable to affiliate                                               -                1,020
   Long-term liability - Mettler                                      -                  696
   Other long-term liabilities                                       99                  103
                                                                -------              -------

     Total liabilities                                           20,815               26,970
                                                                -------              -------

   Commitments and Contingencies

   Convertible Redeemable Preferred Stock                         1,000                    -
                                                                -------              -------

   Shareholders' Equity (Deficiency)
    Common stock, stated value of $.001,
     Authorized 20,000 shares; issued and outstanding
     16,568 shares in 2000 and 13,162 in 1999                        17                   13
    Additional paid-in capital                                   30,350               25,690
    Accumulated deficit                                         (29,232)             (28,829)
    Treasury Stock, at cost, 2,800 shares in 2000                     -                    -
    Accumulated other comprehensive income                          160                  139
                                                                -------              -------
     Total shareholders' equity (deficiency)                      1,295               (2,987)
                                                                -------              -------
      Total Liabilities & Shareholders' Equity                  $23,110              $23,983
                                                                =======              =======

See Notes to Condensed Consolidated Financial Statements.



                                    2 of 18

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                       2000              1999
                                                       ----              ----

        Sales                                        $ 6,620           $ 7,002

        Cost of sales                                  3,540             3,806
                                                     -------           -------

        Gross profit                                   3,080             3,196
                                                     -------           -------

        Marketing and selling expenses                 1,827             1,875

        Research and development expenses                485               506

        General and administrative expenses              664               517
                                                     -------           -------
                                                       2,976             2,898
                                                     -------           -------

        Operating income                                 104               298

        Interest expense                                (280)             (287)
        Interest expense - affiliate                       -              (241)
        Foreign currency loss                           (224)             (179)
                                                     --------           -------

        Loss before income taxes                        (400)             (409)

        Income taxes                                       3                 3
                                                     --------          --------

        Net loss                                     $  (403)          $  (412)
                                                     ========          ========

        Net loss per share
          Basic                                      $ (0.03)           $(0.03)
                                                     ========           =======
          Diluted                                    $ (0.03)           $(0.03)
                                                     ========           =======
        Average number of shares outstanding
          Basic                                       14,097            13,162
                                                      ======            ======
          Diluted                                     14,097            13,162
                                                      ======            ======

See Notes to Condensed Consolidated Financial Statements.


                                    3 of 18

                           RHEOMETRIC SCIENTIFIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                                  March 31,
                                                            2000            1999
                                                            ----            ----

Cash Flows from Operating Activities:
Net loss                                                  $ (403)        $ (412)

Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization of plant and
   Equipment                                                 205            167
  Amortization of goodwill and intangibles                    39             62
  Provision for inventory reserves                           169            167
  Unrealized currency loss                                   244            194
 Loss on sale/retirement of plant and equipment              --               4
Changes in assets and liabilities:
 Accounts receivable                                         591            568
 Inventories                                                 486            365
 Prepaid expenses and other current assets                   (82)           232
 Payable to affiliate                                         --            241
 Accounts payable and accrued liabilities                   (494)          (576)
 Other assets                                               (288)           (93)
 Other non-current liabilities                              (701)            33
                                                          -------        -------

Net cash provided by operating activities                    169            952
                                                          -------        -------
Cash Flows from Investing Activities:
 Purchases of property, plant, and equipment                 (14)           (32)
                                                          -------        -------
Net cash used in investing activities
                                                             (14)           (32)
                                                          -------        -------

Cash Flows from Financing Activities:
  Net borrowings/(repayments) under line of credit
  agreements                                                 828           (525)
  Net (repayments)/borrowings against accounts
  receivables                                                963            207
  Borrowings long-term debt                                1,500            --
  Repayment of long-term debt affiliate                   (3,500)           --
  Proceeds from issuance of common stock net of
  Issuance costs                                             937            --
 Repayment of long-term debt/lease obligation                (46)           (62)
                                                          -------        -------

Net cash provided by/(used in)financing activities           682           (380)
                                                          -------        -------

Effect of exchange rate changes on cash                      (12)           (13)
                                                          -------        -------
Net increase in cash                                         422            527

Cash at beginning of period                                  265            488
                                                          ------         ------
Cash at end of period                                     $  687         $1,015
                                                          ======         ======
Cash payments for interest                                $  339         $  324
                                                          ======         ======
Cash payments for income taxes                            $  188         $    3
                                                          ======         ======

See Notes to Condensed Consolidated Financial Statements.


                                    4 of 18

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months
                                                               Ended March 31,
                                                               2000        1999
                                                               ----        ----

Net loss                                                      $(403)      $(412)
Other comprehensive loss
  Foreign currency translation
    Adjustments                                                  21          41
                                                              ------      ------

  Comprehensive loss                                          $(382)      $(371)
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

      On March 6, 2000, pursuant to a Securities Purchase Agreement, dated as of February 17, 2000, by and between Rheometric Scientific, Inc. (the "Company"), Axess Corporation ("Axess"), and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI") , as amended (the "Purchase Agreement") and certain related agreements, Andlinger Capital XXVI purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and (ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for
      the  aggregate   consideration  of  $1,825,000  (the


                                    5 of 18

      "Purchase Price"). Andlinger Capital XXVI acquired the power to vote an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares are attributable to the Investor Warrants) representing approximately 74% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor Warrants). Prior to the purchase by Andlinger Capital XXVI of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of common stock to the Company.

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

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) Revenue Recognition in Financial Statements, which is effective for the quarter ended June 30, 2000. The SAB summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition.

      The Company is currently assessing the impact, if any, that SAB will have on its revenue recognition policy. The Company currently recognizes revenue upon shipment. The SAB could require the Company to recognize revenue upon installation. Any change resulting from the application of the accounting described in the SAB will be reported as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes" in the second quarter of 2000.


                                    6 of 18

2.   Loss Per Share

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



3.   Long-term Debt and Short-term Borrowings

     Long-term debt consists of the following:

                                             March 31, 2000    December 31, 1999
                                             --------------    -----------------

      Obligation  under  sale/leaseback
        payable  through  February  2011,
        with interest imputed at a weighted-
        average rate of 13.9% for 2000
        and 1999, respectively                  $4,793,000        $4,715,000

      Term loan payable through March 2003.
        Loan bears interest at prime
        plus 1.5%(10.5% at March 31, 2000)       1,500,000                 -
                                                ----------        ----------
                                                 6,293,000         4,715,000
      Less current maturities                      490,000           190,000
                                                ----------        ----------
                                                $5,803,000        $4,525,000
                                                ==========        ==========




On March 6, 2000 in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under the Prior Loan Agreement and terminated such agreement and obtained a credit facility with PNC Bank, National Association ("PNC Bank"). The new Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") provides for a total facility of $14,500,000 of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate. Additionally the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio


                                    7 of 18

(as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter. The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 4 quarterly installments of $75,000 commencing June 6, 2000; 23 monthly installments of $25,000 commencing April 6, 2001 and a final balance due of $625,000 at maturity on March 6, 2003. This loan bears interest at prime plus 1.5 percent. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.



4.   Convertible Redeemable Preferred Stock

     In conjunction with the March 6, 2000 Purchase Agreement, the Company issued 1,000 shares of Convertible Redeemable Preferred Stock with a $1,000 per share liquidation preference, redeemable over a five year period.

     Each such Preferred Share, is subject to mandatory redemption at $1,000 per share, or convertible at the holder's option into 1000 shares of Rheometric Scientific, Inc. Common Stock.

     The mandatory redemption dates are as follows:

                              No of Shares of
         Date                 Preferred Stock     Price/Share        Total
     -----------------------------------------------------------------------
     March 6, 2001                  200             $1,000          $200,000
     March 6, 2002                  200             $1,000          $200,000
     March 6, 2003                  200             $1,000          $200,000
     March 6, 2004                  200             $1,000          $200,000
     March 6, 2005                  200             $1,000          $200,000
                                  -----                           ----------
                                  1,000                           $1,000,000




5.    Operating Segments/Foreign Operations and Geographic Information

      The Company has three reportable segments: Domestic, Europe, and the Far East. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue performance and operating income. Summarized financial information concerning the Company's reportable segments is shown below:


                                    8 of 18

      (In thousands)          Domestic    Europe    Japan   Consolidated
      ------------------------------------------------------------------
      Trade Sales:
         3/31/00               4,110      1,376     1,134      6,620
         3/31/99               3,164      1,896     1,942      7,002

      Intercompany Sales:
        3/31/00                1,427         14         0      1,441
        3/31/99                1,673         36         0      1,709


      Operating Income:
       3/31/00                   435       (219)     (112)       104
       3/31/99                    66        (74)      306        298

      Identifiable Assets:
       3/31/00                14,645      3,905     4,560     23,110
       3/31/99                17,795      4,190     5,179     27,164

      Depreciation and Amortization (including Intangibles):
        3/31/00                  207         32         5        244
        3/31/99                  204         19         6        229

      Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors.


                                     9 of 18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Sales for the three month period ending March 31, 2000 totaled $6,620,000 compared to $7,002,000 for the same period in 1999. Sales for the first quarter of 2000 were unfavorably affected by foreign currency in the amount of $81,000.

Gross profit from continuing operations for the three months ended March 31, 2000 was $3,080,000 or a gross margin of 46.5%. Gross profit for the same period in 1999 was $3,196,000 or a gross margin of 45.6%. The changes made in manufacturing, scheduling and having a strategic focus on inventory and costs helped to achieve the margin improvement in 2000.

Expenses for the period were $2,976,000 or $78,000 higher than the same period in 1999, which includes in the first quarter of 2000 an increase of $225,000 in consulting charges, compared to the first quarter of 1999.

Interest cost for the first quarter of 2000 totaled $280,000 compared to $528,000 in the first quarter of 1999. This decrease relates directly to the change in affiliated debt due the old majority ownership. Foreign currency exchange loss equaled $224,000 in 2000 compared to $179,000 in the same period of 1999.

Net loss in the first quarter of 2000 was $403,000, compared to a loss of $412,000 in 1999. This improvement was achieved despite a decrease in sales of $382,000, principally as a result of lower interest costs and the improvement in gross margin. In the quarter ended March 31, 2000, management concentrated on developing and refining the Company's strategic plan. This plan is designed to reposition the Company as a provider of technologically advanced scientific instruments. The Plan includes an increased focus on allocation of resources and expenses and the engagement of outside consultants. As part of this plan
European and domestic sales organizations have been divided into specific areas/countries.


                                    10 of 18

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continuously monitors its exposure relating to excess and obsolete inventory and establishes a reserve for such account. The Company's development efforts generally enhance exiting products or relate to new markets for existing technology and therefore, existing products are generally not rendered obsolete.


                                    11 of 18

Financing, Liquidity, and Capital Resources
-------------------------------------------

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

Prior to the closing under the Purchase Agreement, the Company had been indebted to Axess in the principal amount of $8,205,907, plus interest thereon from January 1, 1999 (all indebtedness of the Company due Axess is referred to herein as the "Axess Debt"). Upon the closing, Axess cancelled the Axess Debt in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the


                                    12 of 18
issuance to Axess of a promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant" and collectively with the Investor Warrants, the "Warrants") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock to be issued, subject to Stockholder Approval, pursuant to an amendment to the certificate of incorporation of the Company.

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

The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 4 quarterly installments of $75,000 commencing June 6, 2000; 23 monthly installments at $25,000 commending April 6, 2001 and a final balance of $625,000 at maturity on March 6, 2003. This loan bears interest at prime plus 1.5 percent which is due monthly. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

Management believes that the cash generated from operations and funds available under its new Loan Agreement should be sufficient to meet the Company's working capital needs in 2000.

Cash Flows from Operations. Net cash provided by operating activities during the three months ended March 31, 2000 was $169,000. This is a decrease of $783,000 over the same period last year. Net loss for the three months ended March 31, 2000 was $403,000 compared to $412,000 during the same period last year. During the three months ended March 31, 2000, accounts receivable decreased by $591,000 compared to $568,000 in the same quarter of 1999. The decrease is relates to lower sales in each first quarter as compared the last quarter of the previous year. Inventories decreased by $486,000 as a result of the Company's efforts to better manage its inventory levels. Accounts payable and accrued liabilities decreased $494,000. Prepaid expenses and other assets increased $82,000 and $288,000


                                    13 of 18
respectively mainly due to deferred costs related to the new loan agreement.

Cash Flows From Investing. Net cash used in investing activities during the three months ended March 31, 2000 was $14,000 as compared to $32,000 during the same period in 1999.

Cash Flows From Financing. Net cash provided by financing activities during the three-month period ended March 31, 2000 was $682,000. The Company's borrowing against its accounts receivable during the three-month period ended March 31, 2000 increased $963,000 and its borrowing under line of credit agreements increased $828,000. Repayments of the lease obligation total $46,000 for the period. In connection with the transactions under the Purchase Agreement, long-term debt increased $1,500,000 while the Mettler note decreased by $1,212,000. The Axess debt decreased $8,226,000 as a result of repayment of $3,500,000, issuance of Preferred Stock by $1,000,000 and forgiveness of debt of $3,726,000. There were also net proceeds from issuance of common stock of $937,000.

Year 2000 Issues
Certain computer systems and programs were designed to identify the year with two digits. Concern existed prior to 2000 that such systems might read dates in the year 2000 and thereafter as if those dates represent the year 1900 or thereafter. As a result, errors would occur because computers would not distinguish between 1900 and 2000. All mainframe and personal computers, and related system, application code and process control systems using embedded chip technology could have been adversely affected by the use of two digit definitions for the identification of the year component of date information. If such adverse effects were not successfully remediated before December 31, 1999, there could have been and interruption in, or failure of, certain normal business activities or operations with attendant lost revenues and adverse customer relation impacts.

The Company did not experience any interruptions in or failure of normal business activities or operations on January 1, 2000 or thereafter as a result of Year 2000 issues.


                                    14 of 18

                           PART II. OTHER INFORMATION

     (2)  Financial statement schedules:  none

          The required information is inapplicable or the information is presented in the financial statements or related notes

     (3)  Exhibits (numbered in accordance with Item 601 of
          Regulation S-K).

          2.1 Securities Purchase Agreement, dated as of February 17, 2000, by and between Rheometric Scientific, Inc., Andlinger Capital XXVI LLC and Axess Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 21, 2000 (File No. 0-14617).
          3.1 Certificate of Incorporation of the Registrant, as Amended, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (File No. 0-14617).
          3.2 By-Laws of the Registrant, as Amended, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-14617).
          4.1 Specimen Certificate representing Common Stock of the Registrant, incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1, File No. 33-807 filed on October 10, 1985.
          4.2 Warrant to Purchase 132,617 shares Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
          4.3 Warrant to Purchase 331,543 shares of Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
         *4.4 Rheometric Scientific, Inc. 1996 Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996 (File No. 0-14617).
         *10.3 Amended and Restated Employment Agreement between Ronald F. Garritano and the Company, incorporated by reference to
                   Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14617).
         *10.4 Employment Agreement between Matthew Bilt and the Company, incorporated by reference to Exhibit 10.4 to


                                    15 of 18
                   the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 0-14617).
         *10.5 Employment Agreement between Joseph Musanti and the Company, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14617).
          10.6 Loan and Security Agreement with Fleet Capital Corporation dated February 23, 1996, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
          10.7 Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
          10.8 Revolving Credit Facility Note - Fleet Capital Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated February 23, 1996 (File No. 0-14617).
          10.9 Subordination Agreement between Axess Corporation and Fleet Capital Corporation, incorporated by reference to Exhibit
                   10.26 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
         10.10     Subordination   Agreement   between Axess Corporation and RSI
                   (NJ) QRS 12-13,  Inc.,  incorporated  by reference to Exhibit
                   10.27 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
          10.11 Amended and Restated Subordinated Unsecured Working Capital Note - Axess Corporation, incorporated by reference to
                   Exhibit 10.28 to the Company's Annual Report on Form 10-K dated December 31, 1995 (File No. 0-14617).
          10.12 First Amendment to Lease Agreement dated June 10, 1996 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
          10.13 Second Amendment to Lease Agreement dated February 20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
          10.14 Amendment Letter dated May 2, 1997 by Fleet Capital Corporation, amending Sections 9.1(J) and 9.3(D) of the Loan and Security Agreement dated February 23, 1996, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
          10.15 Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit 10.15 to the


                                    16 of 18

                   Company's Annual Report on Form 10-K dated December 31, 1996 (File No. 0-14617).
          10.16 Amendment to Loan and Security Agreement with Fleet Capital Corporation dated March 31, 1998, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-14617).
          10.17 Second Amendment to Loan and Security Agreement with Fleet Capital Corporation dated February 19, 1999, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14617).
          10.18 Third Amendment to Loan and Security Agreement with Fleet Capital Corporation dated November 12, 1999, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14617).
          10.19 Registration Rights Agreement, dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to
                   Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 21, 2000 (File No. 0-14617).
          10.20 Stockholders' Agreement, dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit
                   10.2 to the Company's Current Report on Form 8-K dated March 21, 2000 (File No. 0-14617).
          10.21    Voting   Agreement,  dated  as of February 17,  2000,  by and
                   between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit
                   10.3 to the Company's Current Report on Form 8-K dated March 21, 2000 (File No. 0-14617).
          22       Subsidiaries of the  Registrant, incorporated by reference to
                   Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14617).

                   * Management contract or compensatory plan or arrangements


(b)    Reports on Form 8-K:

                    Report dated and filed on March 21, 2000.


                                    17 of 18

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RHEOMETRIC SCIENTIFIC, INC.
                                          (Registrant)




May 15, 2000                              By      /s/ Joseph Musanti
                                             -----------------------------------
                                             Joseph Musanti, Vice President,
                                             Finance and Chief Financial Officer


                                    18 of 18