Form 10-Q
period 2000-06-30
RHEOMETRIC SCIENTIFIC INC
filed 2000-08-15
CIK 779164

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                June 30,2000
                                               ------------
                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number:    0-14617
                           -------


                           RHEOMETRIC SCIENTIFIC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New Jersey                                61-0708419
               ----------                                ----------
      (State or other jurisdiction of      (IRS Employer Identification Number)
       incorporation or organization)

One Possumtown Road, Piscataway, NJ                       08854-2103
---------------------------------------                   -----------
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

                         Yes   X   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 5, 2000
    -------------------------                 -----------------------------
    Common Stock, no par value                       21,236,491

                          Rheometric Scientific, Inc.

                               Index to Form 10-Q


                                                                                                    Page No.
                                                                                                    --------

PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999                                                                   3

                  Condensed Consolidated Statements of Operations
                  for the six and three months ended June 30, 2000 and 1999                               4

                  Condensed Consolidated Statements of Cash Flows for the six and three months
                  ended June 30, 2000 and 1999                                                            5

                  Condensed Consolidated Statements of Comprehension Income (Loss)
                  for the six and three months ended June 30, 2000 and 1999                               6

                  Notes to Condensed Consolidated Financial Statements                                    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  Results of Operations and Financial Condition                                          11


PART II -- OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of security holders                                    14

         Item 6.  Exhibits and Reports on Form 8-K                                                       15

                  (a)   Exhibits
                  (b)   Reports on Form 8-K


                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                     June                       December
                                                                   30, 2000                     31, 1999
                                                                   --------                     --------
ASSETS
Current Assets
Cash                                                              $       844                 $      265
Accounts receivable, net                                                8,936                     10,340
Inventories, net
      Finished goods                                                    2,061                      1,596
      Work in process                                                     487                        773
      Assembled components, materials, and parts                        2,951                      4,172
                                                                   ----------                 ----------
                                                                        5,499                      6,541
Prepaid expenses and other assets                                       1,005                        705
                                                                   ----------                 ----------
      Total current assets                                             16,284                     17,851
                                                                   ----------                 ----------
Property, plant, and equipment                                         15,771                     15,638
Less accumulated depreciation and amortization                         10,421                     10,051
                                                                   ----------                 ----------

Property, plant, and equipment, net                                     5,350                      5,587
Other assets and deferred financing costs                                 703                        545
                                                                   ----------                 ----------
      Total Assets                                                 $   22,337                 $   23,983
                                                                   ==========                 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Short-term bank borrowings                                         $    5,578                  $   4,789
Current maturity of long-term debt                                        490                        190
Accounts payable                                                        3,021                      1,980
Borrowings against accounts receivable                                    372                      1,064
Accrued liabilities                                                     3,642                      4,397
                                                                   ----------                  ---------
      Total current liabilities                                        13,103                     12,420
                                                                   ----------                  ---------
Long-term debt                                                          5,680                      4,525
Long-term debt - affiliate                                              1,000                      8,206
Payable to affiliate                                                        -                      1,020
Long-term liability - Mettler                                               -                        696
Other long-term liabilities                                                98                        103
                                                                   ----------                  ---------
      Total liabilities                                                19,881                     26,970
                                                                   ----------                  ---------
Commitments and Contingencies

Convertible Redeemable Preferred Stock                                  1,000                          -
                                                                   ----------                  ---------
Shareholders' Equity (Deficiency)
    Common stock, stated value of $.001, Authorized 49,000
       shares; issued and outstanding 21,236 shares in 2000
       and 13,162 in 1999                                                  21                         13
Additional paid-in capital                                             30,304                     25,690
Accumulated deficit                                                   (28,978)                   (28,829)
Treasury Stock, at cost, 2,800 shares in 2000                               -                          -
Accumulated other comprehensive income                                    109                        139
                                                                   ----------                  ---------
      Total shareholders' equity (deficiency)                           1,456                     (2,987)
                                                                   ----------                  ---------
      Total Liabilities & Shareholders' Equity                     $   22,337                  $  23,983
                                                                   ==========                  ==========

See Notes to Condensed Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                        Three Months Ended                     Six Months Ended
                                                             June  30,                             June 30,
                                                          2000           1999                   2000          1999
                                                          ----           ----                   ----          ----
     Sales                                              $7,807         $6,689                $14,427          $13,691

     Cost of sales                                       4,068          3,510                  7,608            7,316
                                                        ------         ------                -------          -------

     Gross profit                                        3,739          3,179                  6,819            6,375
                                                        ------         ------                -------          -------

     General and administrative expenses                   569            500                  1,233             1017
     Marketing and selling expenses                      2,083          2,154                  3,910            4,029
     Research and development expenses                     532            571                  1,017            1,077
                                                        ------         ------                -------          -------

     Total Operating Expenses                            3,184          3,225                  6,160            6,123
                                                        ------         ------                -------          -------

     Operating income/(loss)                               555           (46)                    659              252

     Interest expense                                     (342)          (217)                  (622)            (504)

     Interest expense - Affiliate                            -          (250)                      -             (491)

     Foreign currency gain/(loss)                           41          (118)                   (183)            (297)
                                                        ------         ------                -------          -------

     Income /(loss) before income taxes                    254          (631)                   (146)          (1,040)

     Income taxes                                            -             1                      (3)              (2)

     Net income/ (loss)                                 $  254         $(630)                $  (149)         $(1,042)
                                                        ======         ======                ========         ========

     Net income/(loss) per share
       Basic                                            $ 0.01         $(0.05)               $ (0.01)         $ (0.08)
       Diluted                                          $ 0.01         $(0.05)               $ (0.01)         $ (0.08)
     Average number of shares Outstanding
       Basic                                            18,280         13,162                 16,201           13,162
                                                        ======         ======                ========         ========
       Diluted                                          23,865         13,162                 16,201           13,162
                                                        ======         ======                ========         ========

See Notes to Condensed Consolidated Financial Statements.


                           RHEOMETRIC SCIENTIFIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                                June 30,

                                                                              2000                      1999
                                                                              ----                      ----

Cash Flows from Operating Activities:
Net loss                                                                    $  (149)                $ (1,042)
Adjustments to reconcile net loss to net cash  provided by
      operating activities:
      Depreciation and amortization of plant and Equipment                      412                      330
      Amortization of goodwill and intangibles                                   79                      100
      Provision for inventory reserves                                          201                      233
      Unrealized currency loss                                                  250                      304
      Loss on sale/retirement of plant and equipment                              -                        4
Changes in assets and liabilities:
      Accounts receivable                                                     1,130                      381
      Inventories                                                               767                      406
      Prepaid expenses and other current assets                                (389)                     134
      Payable to affiliate                                                        -                      491
      Accounts payable and accrued liabilities                                  913                     (667)
      Other assets                                                             (248)                    (183)
      Other non-current liabilities                                             ( 4)                    (102)
                                                                            --------                ---------

Net cash provided by operating activities                                     2,962                      389
                                                                            --------                ---------
Cash Flows from Investing Activities:
      Purchases of property, plant, and equipment                               (68)                     (47)
                                                                            --------                ---------
Net cash used in investing activities                                           (68)                     (47)
                                                                            --------                ---------

Cash Flows from Financing Activities:
      Net borrowings/(repayments) under line of credit
      agreements                                                                796                      (52)
      Net repayments against accounts receivables                              (651)                     (40)
      Net borrowings long-term debt                                           1,425                        -
      Repayment of long-term debt affiliate                                  (3,500)                       -
      Repayment Mettler                                                      (1,212)                       -
      Proceeds from issuance of common stock net of Issuance
      costs                                                                     896                        -
        Repayment of long-term debt/lease obligation                            (93)                    (126)
                                                                            --------                ---------
Net cash used in financing activities                                        (2,339)                    (218)
                                                                            --------                ---------
Effect of exchange rate changes on cash                                          24                      (10)
                                                                            --------                ---------
Net increase in cash                                                            579                      114
Cash at beginning of period                                                     265                      488
                                                                            --------                ---------
Cash at end of period                                                       $   844                 $     602
                                                                            ========                =========

Cash payments for interest                                               $      622                 $     625
                                                                         ===========                =========

Cash payments for income taxes                                           $      190                 $     185
                                                                         ===========                =========


See Notes to Condensed Consolidated Financial Statements.


                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                       Three Months              Six Months
                                       Ended June 30,           Ended June 30,
                                     2000        1999         2000       1999
                                     ----        ----         ----       ----

Net (loss) / income                $   254     $  (630)    $  (149)    $ (1,042)
Other comprehensive loss
  Foreign currency translation
     Adjustments                       (51)         71         (30)         112
                                   --------    --------    --------    ---------

Comprehensive income/ (loss)       $   203     $  (559)    $  (179)    $   (930)
                                   ========    ========    ========    =========


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

         Prior to the closing under the Purchase Agreement, the Company had been indebted to Axess in the principal amount of $8,205,907, plus interest thereon from January 1, 1999 (all indebtedness of the Company due Axess is referred to herein as the "Axess Debt"). Upon the closing, Axess cancelled the Axess Debt in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant" and collectively with the Investor Warrants, the "Warrants") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock to be issued, subject to Stockholder Approval, pursuant to an amendment to the certificate of incorporation of the Company. Stockholder approval was received at the May 31, 2000 Annual Shareholders' Meeting. In order to effect the intent of the parties to the Purchase Agreement that the Company issue the Investor Shares on the Closing Date, at the closing of the Purchase Agreement Axess contributed 4,400,000 shares of common stock to the Company, in exchange for the Company's agreement to reissue to Axess 4,400,000 shares of common stock (the "Axess Reissue Shares") subject to the Stockholder Approval, and Reincorporation and amendment of the Company's certificate of incorporation to authorize the issuance of such shares. As of June 30, 2000 these transactions have been reflected the financial statements of the Company.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," for fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 require all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. At present time the Company is reviewing the potential impact of this standard.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101") Revenue Recognition in Financial Statements, which is effective for the quarter ended June 30, 2000. The SAB summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition. Effective June 30, 2000 the Company adopted SAB No. 101. There is no material impact on the Companys' financial statements as a result of adopting SAB No. 101.

2.       Income/Loss Per Share

         In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings per Share" ("Opinion 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Dilution reflects the potential dilution that could occur if outstanding options and warrants were exercised.

         The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                        Three Months                  Six Months
                                                       Ended June 30,                Ended June 30,
                                                       --------------------------------------------

(dollars in thousands except per share data)             2000            1999           2000           1999
-----------------------------------------------------------------------------------------------------------

Net income (loss) available to common
    Shareholders                                          254            (630)          (149)        (1,042)
    --------------------------------------------------------------------------------------------------------
Denominator for basic earnings (loss) per share:
    Weighted average:
       Common shares outstanding                       18,280          13,162         16,201         13,162

Effect of dilutive securities:
  Preferred Stock                                       1,000               -              -              -
  Stock options                                           371               -              -              -
  Warrants                                              4,214               -              -              -
                                                       ----------------------------------------------------

Denominator for diluted earnings (loss) per share      23,865          13,162         16,201         13,162
-----------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                       $  0.01       $  (0.05)      $  (0.01)       $ (0.08)
-----------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                     $  0.01       $  (0.05)      $  (0.01)       $ (0.08)
-----------------------------------------------------------------------------------------------------------

3.       Long-term Debt and Short-term Borrowings

Long-term debt consists of the following:


                                                         June 30, 2000          December 31, 1999
                                                         -------------          -----------------

Obligation under sale/leaseback payable
    through February 2011, with interest
    imputed at a weighted-average rate of
    13.9% for 2000 and 1999, respectively                $4,745,000                    $4,715,000

Term loan payable through March 2003. Loan
    bears interest at prime plus 1.5%(11.0% at
    June 30, 2000)                                        1,425,000                             -
                                                         ----------                    ----------
                                                          6,170,000                     4,715,000
Less current maturities                                     490,000                       190,000
                                                         ----------                    ----------
                                                         $5,680,000                    $4,525,000
                                                         ==========                    ==========


         On March 6, 2000 in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under a loan and security agreement with a previous lender and terminated such agreement and obtained a credit facility with PNC Bank, National Association ("PNC Bank"). The new Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") provides for a total facility of $14,500,000 of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate. Additionally the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter. At June 30, 2000 the Company was in compliance with the required covenants. The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 4 quarterly installments of $75,000 commencing June 6, 2000; 23 monthly installments of $25,000 commencing April 6, 2001 and a final balance due of $625,000 at maturity on March 6, 2003. This loan bears interest at prime plus 1.5 percent. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

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

         The mandatory redemption dates are as follows:


                      No of Shares of
     Date             Preferred Stock       Price/Share                Total
------------------------------------------------------------------------------

March 6, 2001                200              $1,000                  $200,000
March 6, 2002                200              $1,000                  $200,000
March 6, 2003                200              $1,000                  $200,000
March 6, 2004                200              $1,000                  $200,000
March 6, 2005                200              $1,000                  $200,000
                          ------                                   -----------
                           1,000                                    $1,000,000

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


(In thousands)                                           Domestic         Europe         Japan        Consolidated
------------------------------------------------------------------------------------------------------------------

Trade Sales:
     6/30/00                                               8,717          3,120           2,590           14,427
     6/30/99                                               6,402          3,521           3,768           13,691
Intercompany Sales:
      6/30/00                                              2,656            634               0                -
      6/30/99                                              3,362            234               0                -
Operating Income:
     6/30/00                                               1,041           (372)            (10)             659
     6/30/99                                                 108           (346)            490              252
Identifiable Assets:
     6/30/00                                              14,723          3,972           3,642           22,337
     6/30/99                                              17,350          4,432           4,774           26,556
Depreciation and Amortization (including Intangibles):
     6/30/00                                                 411             71               9              491
     6/30/99                                                 381             38              11              430


         Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Sales for the three- and six-month periods ended June 30, 2000 increased $1,118,000 and $736,000 (or 16.7% and 5.4%), respectively, as compared to the corresponding periods in 1999. These figures include a negative impact of $162,000 and $187,000 on sales for the three and six months ended June 30, 2000 due to unfavorable currency rates in effect compared to last year. The increase in revenue for the six-month period resulted from an increase in the Americas of $2,316,000, offset by a decrease in Europe and Japan of $402,000 and $1,178,000 respectively. The increase in revenue for the three-month period represents an increase in the Americas and Europe of $1,369,000 and $119,000 respectively, offset by a decrease in Japan of $370,000. The gross profit percentages for the three and six months ended June 30, 2000 were 47.9% and 47.3% respectively, an improvement over the same periods in the prior year which were (47.5% and 46.6%) respectively. The Company's changes in manufacturing, scheduling and having a strategic focus on inventory and costs helped to achieve the margin improvement in 2000.

Operating expenses for the three and six months ended June 30, 2000 were down $41,000 and up $37,000 respectively compared to the corresponding periods in the prior year. However, 2000 year to date expenses include $150,000 in one time consulting charges. For both the three- and six-month periods, operating expenses were unfavorably affected by foreign currency trends of $56,000 and $32,000 respectively.

Net interest expense for the three and six months ended June 30, 2000 decreased $125,000 and $373,000 respectively, compared to the corresponding period in the prior year. For the six months ended June 30, 2000 bank interest increased $118,000 as a result of carrying higher loan balances. However, this was offset by a decrease in affiliate debt of $491,000.

The foreign currency adjustments for the three and six months ended June 30, 2000 was income of $41,000 and a loss of $183,000, respectively. The year-to-date adjustment was primarily due to transaction losses of $254,000 resulting from the French Franc, Japanese Yen, and British Pound against the U.S. Dollar. These were offset by a gain of $72,000 resulting from the German Mark against the U.S. Dollar.

Net income for the second quarter was $254,000 compared to a net loss of $630,000 in 1999. This improvement was the result of an increase in sales of $1,118,000, a $41,000 decrease in operating expenses, a $125,000 decrease in interest expense, and a currency gain of $159,000.

Net loss in the first half of 2000 was $149,000, compared to a net loss of $1,042,000 in 1999. This improvement was achieved as a result of an increase in sales of $736,000, as well as lower interest costs and an improvement in gross margin. In the first six months of 2000, management concentrated on developing and refining the Company's strategic plan. This plan is designed to reposition the Company as a provider of technologically advanced scientific instruments. The plan includes an increased focus on allocation of resources and expenses and the initial implementation of a new supply chain management process. As part of this plan global sales organizations have been divided into specific areas/countries to provide increase sales territory coverage.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continuously monitors its exposure relating to excess and obsolete inventory and establishes a reserve for such account. The Company's development efforts generally enhance existing products or relate to new markets for existing technology and therefore, existing products are generally not rendered obsolete.

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

At the May 31, 2000 Annual Shareholders' Meeting the following proposals that were contemplated in the Purchase Agreement were approved: (i) reincorporate the Company from New Jersey to Delaware (the "Reincorporation"); (ii) increase the authorized number of shares of capital stock to 49,000,000 shares of common stock and 1,000,000 shares of preferred stock; and (iii) authorize the issuance of the preferred stock as contemplated in the Purchase Agreement. In order to effect the intent of the parties to the Purchase Agreement that the Company issue the Investor Shares on the Closing Date, at the closing of the Purchase Agreement Axess contributed 4,400,000 shares of common stock to the Company, in exchange for the Company's agreement to reissue to Axess 4,400,000 shares of common stock (the "Axess Reissue Shares") subject to the Stockholder Approval, and Reincorporation and amendment of the Company's certificate of incorporation to authorize the issuance of such shares. As of June 30, 2000 these transactions have been reflected the financial statements of the Company.

Prior to the closing under the Purchase Agreement, the Company had been indebted to Axess in the principal amount of $8,205,907, plus interest thereon from January 1, 1999 (all indebtedness of the Company due Axess is referred to herein as the "Axess Debt"). Upon the closing, Axess cancelled the Axess Debt in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash;
(y)the issuance to Axess of a promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant" and collectively with the Investor Warrants, the "Warrants") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock to be issued, subject to Stockholder Approval ( received on May 31, 2000) and pursuant to an amendment to the certificate of incorporation of the Company.

On March 6, 2000, in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under a loan and security agreement with a previous lender and terminated such agreement and obtained a credit facility with PNC Bank. The new Loan Agreement provides for a total facility of $14,500,000 of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate. Additionally the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter. As of June 30, 2000 the Company was in compliance with these covenants.

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

Cash Flows from Operations. Net cash provided by operating activities during the six months ended June 30, 2000 was $2,962,000, an increase of $2,573,000 over the same period last year. Net loss for the six months ended June 30, 2000 was $149,000 compared to $1,042,000 during the same period last year. For the period ended June 30, 2000, accounts receivable decreased by $1,130,000, as compared to the period ended December 31, 1999. This decrease reflects the higher sales volume in December 1999 as compared to June 2000. December is historically the Company's largest shipping month. Inventories decreased by $767,000 as a result of the Company's efforts to better manage their inventory levels. Management continuously monitors inventory levels on a worldwide basis in order to ensure that excess inventory is kept to a minimum. Other assets and prepaid expenses increased by $248,000 and $389,000 respectively while accounts payable and accrued liabilities increased by $913,000.

Cash Flows From Investing. Net cash used in investing activities during the six months ended June 30, 2000 was $68,000 as compared to $47,000 during the same period in 1999.

Cash Flows From Financing. Net cash used in financing activities during the six-month period ended June 30, 2000 was $2,339,000. The Company's borrowing against its accounts receivable during the six-month period ended June 30, 2000 decreased $651,000 and its borrowing under line of credit agreements increased $796,000. Repayments of the lease obligation total $93,000 for the period. In connection with the transactions under the Purchase Agreement, long-term debt increased $1,425,000 while the Mettler note decreased by $1,212,000. The Axess debt decreased


$8,226,000 as a result of repayment of $3,500,000, issuance of Preferred Stock by $1,000,000 and forgiveness of debt of $3,726,000. There were also net proceeds from issuance of common stock of $896,000.

Year 2000 Issues
----------------

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

The Company completed its Year 2000 system updates and did not experience any interruptions in or failure of normal business activities or operations on January 1, 2000 or thereafter as a result of Year 2000 issues.


                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ended June 30, 2000.

(a)   The date of the Meeting was May 31, and June 1, 2000.

(b) At the meeting, the following persons were elected as directors of the Company.

                             Robert M. Castello;
                             Mark F. Callaghan;
                             David R. Smith;
                             Merrick G. Andlinger;
                             Richard J. Giacco; and
                             Robert K. Prud'homme

(c)   The Stockholders also approved proposals to:

               (i) increase the authorized number of shares of Common Stock of the Company to 49,000,000 shares;

               (ii) change the state of incorporation of the company from New Jersey to Delaware;

               (iii)  authorize 1,000,000 shares  of  preferred stock;

               (iv)   approve the Company's  2000 Stock Option Plan; and

               (v) ratify the appointment of Mahoney Cohen & Company, CPA, P.C., as the Company's independent public accountants.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         2.1 Securities Purchase Agreement, dated as of February 17, 2000, by and between Rheometric Scientific, Inc., Andlinger Capital XXVI LLC and Axess Corporation, incorporated by reference to
                  Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 21, 2000.

         3.1 Certificate of Incorporation of the Registrant, as Amended, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.

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

         4.2 Warrant to Purchase 132,617 shares Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996.

         4.3 Warrant to Purchase 331,543 shares of Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1996.

         *4.4 Rheometric Scientific, Inc. 1996 Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

         *10.3 Amended and Restated Employment Agreement between Ronald F. Garritano and the Company, incorporated by reference to
                  Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         *10.4 Employment Agreement between Matthew Bilt and the Company, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

         *10.5 Employment Agreement between Joseph Musanti and the Company, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.6 Loan and Security Agreement with Fleet Capital Corporation dated February 23, 1996, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996.

         10.7 Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated February 23, 1996.

         10.8 Revolving Credit Facility Note - Fleet Capital Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated February 23, 1996.

         10.9 Subordination Agreement between Axess Corporation and Fleet Capital Corporation, incorporated by reference to
                  Exhibit 10.26 to the Company's Annual Report on Form 10-K dated December 31, 1995.

         10.10    Subordination  Agreement  between  Axess Corporation  and  RSI
                  (NJ) QRS 12-13,  Inc.,  incorporated  by  reference to Exhibit
                  10.27 to the Company's Annual Report on Form 10-K dated December 31, 1995.

         10.11 Amended and Restated Subordinated Unsecured Working Capital Note - Axess Corporation, incorporated by reference to Exhibit
                  10.28 to the Company's Annual Report on Form 10-K dated December 31, 1995.

         10.12 First Amendment to Lease Agreement dated June 10, 1996 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1996.

         10.13 Second Amendment to Lease Agreement dated February 20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1996.

         10.14 Amendment Letter dated May 2, 1997 by Fleet Capital Corporation, amending Sections 9.1(J) and 9.3(D) of the Loan and Security Agreement dated February 23, 1996, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated December 31, 1996.

         10.15 Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated December 31, 1996.

         10.16 Amendment to Loan and Security Agreement with Fleet Capital Corporation dated March 31, 1998, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

         10.17 Second Amendment to Loan and Security Agreement with Fleet Capital Corporation dated February 19, 1999, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         10.18 Third Amendment to Loan and Security Agreement with Fleet Capital Corporation dated November 12, 1999, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         10.19 Registration Rights Agreement, dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to
                  Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 21, 2000.

         10.20 Stockholders' Agreement, dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 21, 2000.

         10.21 Voting Agreement, dated as of February 17, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 21, 2000.

         22       Subsidiaries of the  Registrant, incorporated  by reference to
                  Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

           * Management contract or compensatory plan or arrangements

(b)  Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RHEOMETRIC SCIENTIFIC, INC.
                                  (Registrant)



August 11, 2000                    By   /s/ Joseph Musanti
                                      -------------------------------------
                                        Joseph Musanti, Vice President,
                                        Finance and Chief Financial Officer