Form 10-Q
period 2000-09-30
RHEOMETRIC SCIENTIFIC INC
filed 2000-11-14
CIK 779164

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2000
                                  ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number:    0-14617

                           RHEOMETRIC SCIENTIFIC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                61-0708419
            ------------                            --------------
  (State or other jurisdiction of         (IRS Employer Identification Number)
  incorporation or organization)

   One Possumtown Road, Piscataway, NJ                08854-2103
 --------------------------------------             --------------
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

                                 Yes X No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at November 13, 2000
  -------------------------                 ------------------------------------
  Common Stock, no par value                            21,236,491

                           Rheometric Scientific, Inc.

                               Index to Form 10-Q

                                                                      Page No.

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of September 30, 2000
      and December 31, 1999                                                 3

      Condensed Consolidated Statements of Operations
      for the nine and three months ended September 30, 2000 and 1999       4

      Condensed Consolidated Statements of Cash Flows for the nine
      months ended September 30, 2000 and 1999                              5

      Condensed Consolidated Statements of Comprehensive Income (Loss)
      for the nine and three months ended September 30, 2000 and 1999       6

      Notes to Condensed Consolidated Financial Statements                  6

  Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition                   11


PART II - OTHER INFORMATION

  Item 5.  Other Information                                               14

  Item 6.  Exhibits and Reports on Form 8-K                                14

          (a)      Exhibits
          (b)      Reports on Form 8-K

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                         September    December
ASSETS                                                   30, 2000     31, 1999
------                                                   ---------    --------

Current Assets
Cash                                                    $     215     $     265
Accounts receivable, net                                    9,021        10,340
Inventories, net
   Finished goods                                           1,245         1,596
   Work in process                                          1,133           773
   Assembled components, materials, and parts               3,458         4,172
                                                            5,836         6,541
                                                           ------        ------
Prepaid expenses and other assets                             923           705
                                                           ------        ------
   Total current assets                                    15,995        17,851
                                                           ------        ------

Property, plant, and equipment                             15,769        15,638
Less accumulated depreciation and amortization             10,591        10,051
                                                           ------        ------

Property, plant, and equipment, net                         5,178         5,587
Other assets and deferred financing costs                     607           545
                                                           ------        ------
   Total Assets                                         $  21,780     $  23,983
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Short-term bank borrowings                              $   6,097     $   4,789
Current maturity of long-term debt                            490           190
Accounts payable                                            2,779         1,980
Borrowings against accounts receivable                         52         1,064
Accrued liabilities                                         3,361         4,397
                                                           ------        ------

   Total current liabilities                               12,779        12,420
                                                           ------        ------

Long-term debt                                              5,555         4,525
Long-term debt - affiliate                                  1,000         8,206
Payable to affiliate                                            -         1,020
Long-term liability - Mettler                                   -           696
Other long-term liabilities                                    99           103
                                                           ------        ------
   Total liabilities                                       19,433        26,970
                                                           ------        ------

Commitments and Contingencies

Convertible Redeemable Preferred Stock                      1,000             -
                                                           ------        ------
Shareholders' Equity (Deficiency)
Common  stock,  stated  value of  $.001,  Authorized
   49,000 shares; issued and outstanding 21,236 shares
   in 2000 and 13,162 in 1999                                  21            13
Additional paid-in capital                                 30,304        25,690
Accumulated deficit                                       (28,974)      (28,829)

Treasury stock, at cost, 2,800 shares in 2000                  -            -
Accumulated other comprehensive  loss/income                  (4)           139
                                                          ------         ------
   Total shareholders' equity (deficiency)                 1,347         (2,987)
                                                          ------         ------
   Total Liabilities & Shareholders' Equity             $ 21,780       $ 23,983
                                                        ========       ========


See Notes to Condensed Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                            Three Months Ended                    Nine Months Ended
                                             September 30,                           September 30,
                                           2000           1999                   2000             1999
                                           ----           ----                   ----             ----

Sales                                   $ 6,619        $ 6,939                $21,046          $20,630

Cost of sales                             3,441          4,065                 11,049           11,381
                                          -----          -----                 ------           ------

Gross profit                              3,178          2,874                  9,997            9,249
                                          -----          -----                  -----            -----

General and administrative expenses         216            562                  1,449            1,579
Marketing and selling expenses            1,982          2,173                  5,892            6,202
Research and development expenses           436            526                  1,453            1,603
                                          -----          -----                  -----            -----

Total operating expenses                  2,634          3,261                  8,794            9,384
                                          -----          -----                  -----            -----

Operating income/(loss)                     544          (387)                  1,203             (135)

Interest expense                          (340)          (285)                   (962)            (789)

Interest expense - Affiliate                  -          (261)                      -             (752)

Foreign currency(loss)/gain               (200)           228                    (383)             (69)
                                          -----          -----                   -----           -----


Income/(loss) before income taxes             4          (705)                   (142)          (1,745)

Income taxes                                 -             (1)                     (3)              (3)
                                          -----          -----                  -----            -----

Net income/(loss)                          $  4         $(706)                 $ (145)         $(1,748)
                                          =====         =====                  ======          =======

Net income/(loss) per share
  Basic                                   $0.00         $(0.05)                 $(0.01)         $(0.13)
  Diluted                                 $0.00         $(0.05)                 $(0.01)         $(0.13)

Average number of shares Outstanding
  Basic                                  21,236         13,162                  17,892           3,162
                                         ======         ======                  ======           =====
  Diluted                                26,142         13,162                  17,892          13,162
                                         ======         ======                  ======          ======


See Notes to Condensed Consolidated Financial Statements.

                           RHEOMETRIC SCIENTIFIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                            2000           1999
                                                            ----           ----
Cash Flows from Operating Activities:
Net loss                                                 $  (145)     $  (1,748)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation and amortization of plant and Equipment       618           492
   Amortization of intangibles                                121           138
   Provision for inventory reserves                           132           502
   Unrealized currency loss                                   392           (15)
   Loss on sale/retirement of plant and equipment               -             4
Changes in assets and liabilities:
   Accounts receivable                                        845           111
   Inventories                                                411           575
   Prepaid expenses and other current assets                 (340)          296
   Payable to affiliate                                         -           752
   Accounts payable and accrued liabilities                   498          (137)
   Other assets                                              (200)         (212)
   Other non-current liabilities                              ( 4)         (202)
                                                            -----          ----

Net cash provided by operating activities                   2,328           556
                                                            -----          ----
Cash Flows from Investing Activities:
   Purchases of property, plant, and equipment               (115)          (69)
                                                            -----          ----
Net cash used in investing activities                        (115)          (69)
                                                            -----          ----

Cash Flows from Financing Activities:
   Net borrowings/(repayments) under line of credit
   agreements                                               1,316           (73)
   Net repayments against accounts receivables               (960)         (145)
   Proceeds from long-term debt                             1,500             -
   Repayment of long-term debt affiliate                   (3,500)            -
   Repayment Mettler                                       (1,212)            -
   Proceeds from issuance of common stock net of
   issuance costs                                             896             -
   Repayment of long-term debt/lease obligation              (293)         (193)
                                                           ------          ----
Net cash used in financing activities                      (2,253)         (411)
                                                           ------          ----
Effect of exchange rate changes on cash                       (10)           64
                                                           ------          ----
Net (decrease)/increase in cash                               (50)          140
Cash at beginning of period                                   265           488
                                                           ------          ----
Cash at end of period                                    $    215      $    628
                                                         ========      ========

Cash payments for interest                               $    956      $  1,003
                                                         ========      ========

Cash payments for income taxes                           $    190      $    188
                                                         ========      ========


See Notes to Condensed Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                      Three Months              Nine Months
                                   Ended September 30,      Ended September 30,
                                      2000      1999        2000         1999
                                      ----      ----        ----         ----

Net income/(loss)                   $    4    $ (706)     $ (145)    $ (1,748)

Other comprehensive (loss)/income
  Foreign currency translation
  adjustments                         (113)        9        (143)         121
                                      ----         -        ----          ---
Comprehensive loss                  $ (109)   $ (697)     $ (288)    $ (1,627)
                                    ======    ======      =======    ========



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

         On March 6, 2000, pursuant to a Securities Purchase Agreement, dated as of February 17, 2000, by and between Rheometric Scientific, Inc. (the "Company"), Axess Corporation ("Axess"), and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI") , as amended (the "Purchase Agreement") and certain related agreements, Andlinger Capital XXVI purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and (ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Andlinger Capital XXVI acquired the power to vote an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares are attributable to the Investor Warrants) representing approximately 74% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor Warrants) as of the date of acquisition. Prior to the purchase by Andlinger Capital XXVI of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of common stock to the Company.

         Prior to the closing under the Purchase Agreement, the Company had been indebted to Axess in the principal amount of $8,205,907, plus interest thereon from January 1, 1999 (all indebtedness of the Company due Axess is referred to herein as the "Axess Debt"). Upon the closing, Axess cancelled the Axess Debt in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant" and collectively with the Investor Warrants, the "Warrants") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock to be issued, subject to Stockholder Approval, pursuant to an amendment to the certificate of incorporation of the Company. Stockholder approval was received at the May 31, 2000 Annual Shareholders' Meeting. In order to effect the intent of the parties to the Purchase Agreement that the Company issue the Investor Shares on the Closing Date, at the closing of the Purchase Agreement Axess contributed 4,400,000 shares of common stock to the Company, in exchange for the Company's agreement to reissue to Axess 4,400,000 shares of common stock (the "Axess Reissue Shares") subject to the Stockholder Approval, and Reincorporation and amendment of the Company's certificate of incorporation to authorize the issuance of such shares. These transactions have been reflected in the accompanying financial statements of the Company.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101") Revenue Recognition in Financial Statements, which is effective for year ended December 31, 2000. The SAB summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition. Effective June 30, 2000 the Company adopted SAB No. 101. There is no material impact on the Company's financial statements as a result of adopting SAB No. 101.

2.       Income/Loss Per Share

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings per Share" ("Opinion 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Dilution reflects the potential dilution that could occur if outstanding options and warrants were exercised.

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                              Three Months                  Nine Months
                                                           Ended September 30,           Ended September 30,
(dollars in thousands except per share data)             2000            1999          2000           1999
--------------------------------------------             ----            ----          ----           ----

Net income/(loss) available to common
    Shareholders                                             4           (706)         (145)         (1,748)
    --------------------------------------------------------------------------------------------------------
Denominator for basic earnings/(loss) per share:
    Weighted average:
       Common shares outstanding                        21,236         13,162         17,892         13,162

Effect of dilutive securities:
  Preferred Stock                                        1,000              -              -              -
  Stock options                                            355              -              -              -
  Warrants                                               3,551              -              -              -
                                                      ------------------------------------------------------

Denominator for diluted earnings/(loss) per share       26,142          13,162        17,892         13,162
------------------------------------------------------------------------------------------------------------
Basic earnings/(loss) per share                         $ 0.00         $ (0.05)     $ (0.01)        $ (0.13)
------------------------------------------------------------------------------------------------------------
Diluted earnings/(loss) per share                       $ 0.00         $ (0.05)     $ (0.01)        $ (0.13)
------------------------------------------------------------------------------------------------------------

3.       Long-term Debt and Short-term Borrowings

Long-term debt consists of the following:

                                          September 30, 2000   December 31, 1999
                                          ------------------   -----------------

Obligation under sale/leaseback payable
   through February 2011, with interest
   imputed at a weighted-average rate of
   13.9% for 2000 and 1999, respectively        $4,695,000            $4,715,000

Term loan payable through March 2003.
   Loan bears interest at prime plus 1.5%
   (11.0% at September 30, 2000)                 1,350,000                     -
   -----               --- ----                  ---------             ---------
                                                 6,045,000             4,715,000
Less current maturities                            490,000               190,000
                                                 ---------             ---------
                                                $5,555,000            $4,525,000
                                                ==========            ==========

         On March 6, 2000 in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under a loan and security agreement with a previous lender and terminated such agreement and obtained a credit facility with PNC Bank, National Association ("PNC Bank"). The new Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") provides for a total facility of $14,500,000 of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 9.5% at September 30, 2000. Additionally the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter. At September 30, 2000 the Company was in compliance with the required covenants. The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 4 quarterly installments of $75,000 commencing June 6, 2000; 23 monthly installments of $25,000 commencing April 6, 2001 and a final balance due of $625,000 at maturity on March 6, 2003. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

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

         The mandatory redemption dates are as follows:



                      No of Shares of
       Date           Preferred Stock    Price/Share          Total
-------------------   ---------------    -----------       ----------
March 6, 2001              200           $    1,000       $  200,000
March 6, 2002              200           $    1,000       $  200,000
March 6, 2003              200           $    1,000       $  200,000
March 6, 2004              200           $    1,000       $  200,000
March 6, 2005              200           $    1,000       $  200,000
                           ---                            ----------
                         1,000                            $1,000,000

5.       Operating Segments/Foreign Operations and Geographic Information

         The Company has three reportable segments: Domestic (includes Americas and Pac-Rim excluding Japan), Europe, and Japan. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue performance and operating income. Summarized financial information concerning the Company's reportable segments is shown below:

(In thousands)                        Domestic    Europe     Japan  Consolidated
--------------------------------------------------------------------------------
Trade Sales:
  9/30/00                              12,616     4,600      3,830    21,046
  9/30/99                              10,756     4,777      5,097    20,630
Intercompany Sales:
  9/30/00                               3,904       892          0      --
  9/30/99                               4,381       837          0      --
Operating Income:
  9/30/00                               1,614      (506)        95     1,203
  9/30/99                                 366      (934)       433      (135)
Identifiable Assets:
  9/30/00                              13,940     3,670      4,170    21,780
  9/30/99                              17,929     4,229      4,806    26,964
Depreciation and Amortization
(including Intangibles):
  9/30/00                                 617       108         14       739
  9/30/99                                 558        55         17       630

  Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Sales for the three- and nine-month periods ended September 30, 2000 decreased $320,000, or 4.6%, and increased $416,000, or 2%, respectively, as compared to the corresponding periods in 1999. Sales for the three and nine month period were adversely affected by $226,000 and $413,000 respectively due to unfavorable currency rates in effect compared to last year. The increase in revenue for the nine-month period resulted from an increase in Domestic of $1,860, 000, offset by a decrease in Europe and Japan of $177,000 and $1,267,000 respectively. The decrease in revenue for the three-month period represents a decrease in Domestic and Japan of $456,000 and $89,000 respectively, offset by an increase in Europe of $225,000. The gross profit percentages for the three and nine months ended September 30, 2000 were 48% and 47.5% respectively versus 41.4% and 44.8% over the same period in the prior year. This improvement relates to the Company's changes in manufacturing and scheduling, as well as a reduction in the obsolescence provision as a result of better inventory management.

Operating expenses for the three and nine months ended September 30, 2000 were down $627,000 and $590,000 respectively compared to the corresponding periods in the prior year. The decrease in expenses for the three month period relate to various reductions in selling, engineering, and general and administrative expenses of $377,000. General and administrative expenses were also favorably affected by $122,000 for a self insurance reserve no longer required and rental income of $51,000. Additionally, operating expenses were favorably affected by foreign currency trends of $77,000. For the nine month period the decrease in expenses related to various reductions in selling, engineering and administrative expenses of $399,000. General and administrative expenses were also favorably affected by $260,000 for a self insurance reserve no longer required and rental income of $110,000. Expenses year to date include a one time consulting charge of $225,000. Additionally, operating expenses were favorably affected by foreign currency trends of $109,000.

Net interest expense for the three and nine months ended September 30, 2000 decreased $206, 000 and $579, 000 respectively, compared to the corresponding period in the prior year. For the nine months ended September 30, 2000, bank interest increased $173,000 as a result of carrying higher loan balances and the effects of higher interest rates compared to prior periods. However, this was offset by a decrease in affiliate interest of $752,000.

The foreign currency adjustments for the three and nine months ended September 30, 2000 were a loss of $200,000 and $383,000, respectively. The year-to-date adjustment was primarily due to transaction losses resulting from the French Franc, Japanese Yen, German Mark and British Pound against the U.S. Dollar.

Net income for the third quarter was $4,000 compared to a net loss of $706,000 in 1999. This improvement was the result of a decrease in operating expenses of $627,000, improvement in the gross margin of $304,000, and a $206,000 decrease in interest expense. These were offset by an increase in the currency loss of $428,000.

Net loss for the nine months ended September 30, 2000 was $145,000 compared to a net loss of $1,748,000 in 1999. This improvement was achieved as a result of an increase in sales of $416,000, as well as lower interest costs, lower operating expenses, and an improvement in gross margin. In the first nine months of 2000, management concentrated on developing and refining the Company's strategic plan. This plan is designed to reposition the Company as a provider of technologically advanced scientific instruments. The plan includes an increased focus on allocation of resources and expenses and the initial implementation of a new supply chain management process. As part of this plan global sales organizations have been divided into specific areas/countries to provide increase sales territory coverage.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continuously monitors its exposure relating to excess and obsolete inventory and establishes a reserve for such accounts. The Company's development efforts generally enhance existing products or relate to new markets for existing technology and therefore, existing products are generally not rendered obsolete.

Financing, Liquidity, and Capital Resources
-------------------------------------------

On March 6, 2000 (the "Closing Date"), pursuant to a Securities Purchase Agreement, dated as of February 17, 2000, by and between the Company, Axess, and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI"), as amended (the "Purchase Agreement") and certain related agreements, Andlinger Capital XXVI purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and (ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Upon consummation of this transaction Andlinger Capital XXVI acquired beneficial ownership (as determined under the rules of the Securities and Exchange Commission) of an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares are attributable to the Investor Warrants) representing approximately 74% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor Warrants) as of the Closing Date. Prior to the purchase by Andlinger Capital XXVI of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of common stock to the Company.

At the May 31, 2000 Annual Shareholders' Meeting the following proposals that were contemplated in the Purchase Agreement were approved: (i) reincorporate the Company from New Jersey to Delaware (the "Reincorporation"); (ii) increase the authorized number of shares of capital stock to 49,000,000 shares of common stock and 1,000,000 shares of preferred stock; and (iii) authorize the issuance of the preferred stock as contemplated in the Purchase Agreement. In order to effect the intent of the parties to the Purchase Agreement that the Company issue the Investor Shares on the Closing Date, at the closing of the Purchase Agreement Axess contributed 4,400,000 shares of common stock to the Company, in exchange for the Company's agreement to reissue to Axess 4,400,000 shares of common stock (the "Axess Reissue Shares") subject to the Stockholder Approval, and Reincorporation and amendment of the Company's certificate of incorporation to authorize the issuance of such shares. These transactions have been reflected in the accompanying financial statements of the Company.

Prior to the closing under the Purchase Agreement, the Company had been indebted to Axess in the principal amount of $8,205,907, plus interest thereon from January 1, 1999 (all indebtedness of the Company due Axess is referred to herein as the "Axess Debt"). Upon the closing, Axess cancelled the Axess Debt in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash;
(y)the issuance to Axess of a promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant" and collectively with the Investor Warrants, the "Warrants") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock to be issued, subject to Stockholder Approval (received on May 31, 2000) and pursuant to an amendment to the certificate of incorporation of the Company.

On March 6, 2000, in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under a prior loan and security agreement with a previous lender and terminated such agreement and obtained a credit facility with PNC Bank. The new Loan Agreement provides for a total facility of $14,500,000 of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 9.5% at September 30, 2000. Additionally the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter. As of September 30, 2000 the Company was in compliance with these covenants.

The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 4 quarterly installments of $75,000 commencing June 6, 2000; 23 monthly installments at $25,000 commencing April 6, 2001 and a final balance of $625,000 at maturity on March 6, 2003. This loan bears interest at prime plus 1.5 percent which is due monthly. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

Management believes that the cash generated from operations and funds available under its new Loan Agreement should be sufficient to meet the Company's working capital needs in 2000.

CASH FLOWS FROM OPERATIONS (NET OF EXCHANGE EFFECT). Net cash provided by operating activities during the nine months ended September 30, 2000 was $2,328,000, an increase of $1,772,000 over the same period last year. Net loss for the nine months ended September 30, 2000 was $145,000 compared to $1,748,000 during the same period last year. For the period ended September 30, 2000, accounts receivable decreased by $845,000. This decrease reflects the higher sales volume in December 1999 as compared to September 2000. December is historically the Company's largest shipping month. Inventories decreased by $411,000 as a result of the Company's efforts to better manage their inventory levels. Management continuously monitors inventory levels on a worldwide basis in order to ensure that excess inventory is kept to a minimum. Other assets and prepaid expenses increased by $200,000 and $340,000 respectively while accounts payable and accrued liabilities increased by $498,000.

CASH FLOWS FROM INVESTING. The Company made capital expenditures of $115,000 during the nine months ended September 30, 2000 as compared to $69,000 during the same period in 1999.

CASH FLOWS FROM FINANCING. Net cash used in financing activities during the nine-month period ended September 30, 2000 was $2,253,000. The Company's borrowing against its accounts receivable during the nine-month period ended September 30, 2000 decreased $960,000 and its borrowing under line of credit agreements increased $1,316,000. Repayments of long-term debt and the lease obligation totaled $293,000 for the period. In connection with the transactions under the Purchase Agreement, long-term debt increased $1,500,000 while the Mettler note decreased by $1,212,000. The Axess debt decreased $8,226,000 as a result of repayment of $3,500,000, issuance of Preferred Stock by $1,000,000 and forgiveness of debt of $3,726,000. There were also net proceeds from issuance of common stock of $896,000.

Year 2000 Issues
----------------

The Company completed its Year 2000 system updates and did not experience any interruptions in or failure of normal business activities or operations on January 1, 2000 or thereafter as a result of Year 2000 issues.



                           PART II. OTHER INFORMATION

Item 5.   OTHER INFORMATION

     On or about October 31, 2000 the Reincorporation, which was approved at the May 31,2000 Annual Meeting of Shareholders, was consummated, and the Company, which had been incorporated in New Jersey was reincorporated in Delaware. Attached as Exhibit 3.1 and 3.2 to this Quarterly Report are, respectively, the Certificate of Incorporation and Bylaws of the Company, as in effect following the Reincorporation.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)     EXHIBITS.

       2.1 Securities Purchase Agreement, dated as of February 17, 2000, by and between Rheometric Scientific, Inc., Andlinger Capital XXVI LLC and Axess Corporation, incorporated by reference to Exhibit
               2.1 to the Company's Current Report on Form 8-K dated March 21, 2000.

       3.1     Certificate of Incorporation of the Registrant.

       3.2     By-Laws of the Registrant.

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

         * Management contract or compensatory plan or arrangements

(b) Reports on Form 8-K.

               The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RHEOMETRIC SCIENTIFIC, INC.
                                  (Registrant)



November 13, 2000                  By   /s/ Joseph Musanti
                                        --------------------------------------
                                        Joseph Musanti, Vice President,
                                        Finance and Chief Financial Officer