Form 10-K
period 2000-12-31
RHEOMETRIC SCIENTIFIC INC
filed 2001-04-02
CIK 779164

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 2000
                                      -----------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------
Commission file number 0-14617
                       -------

                           Rheometric Scientific, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      61-0708419
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

 One Possumtown Road, Piscataway, N.J.                      08854
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (732) 560-8550
                                                       --------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 22, 2001: $11,022,000 (For purposes of this filing only, all executive officers and directors have been classified as affiliates.)

The number of shares of the registrant's Common Stock outstanding as of March 22, 2001 was 22,942,017.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: Portions of the registrant's definitive Proxy Statement to be filed on or before April 30, 2001 in connection with the registrant's Annual Meeting of Stockholders scheduled to be held on May 15, 2001, are incorporated by reference into Part III of this report.

The Exhibit Index appears on page: 32


================================================================================

                                     Part I


        (Items either not applicable or not material have been excluded)


Item I.   Business


                                   Background


General
Rheometric Scientific, Inc. (referred to as "Rheometric" or the "Company"), was incorporated in New Jersey in 1981 and reincorporated in Delaware on or about October 31, 2000. The Company's corporate executive offices and manufacturing operation are located in Piscataway, New Jersey. Sales offices are located in Virginia, England, France, Germany, Italy and Japan.


The Company designs, manufactures, markets, and services computer-controlled materials test systems used to make physical property measurements, such as viscosity, elasticity, and thermal analysis behavior, on various materials including, plastics, composites, petrochemicals, rubber, chemicals, paints, coatings, pharmaceuticals, cosmetics, and foods. The Company's product offering, most of which is proprietary or patented, consists of rheological, viscosity and thermal analytical laboratory instruments used for research and product development; on-line rheological sensors for controlling and assuring product quality in various manufacturing processes; and integrated systems for direct on-line control of manufacturing processes. All systems combine special sampling technologies and multiple sensor technologies to provide various measurements for research, development and product quality. The Company has developed a proprietary software product enabling it to operate most of its instruments and develop sophisticated reporting for its customers. The Company sells its products worldwide, primarily to Fortune 500 and other leading international corporations, as well as independent research laboratories and educational and governmental institutions.


History
The Company was co-founded under the name Rheometrics, Inc. in 1970 by Dr. Joseph M. Starita and Dr. Chris Macosko. In 1985, following completion of a $7 million stock offering, Rheometric became a public company. Through a series of transactions between 1991 and 1994, Axess Corporation ("Axess") acquired 76.6% of the common stock of the Company. The Company changed its name to Rheometric Scientific, Inc. in November 1994.

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

Effective May 10, 1999, the Company and Mettler Toledo GmbH ("Mettler") revised their original agreement dated December 21, 1994 whereby the Company agreed to commence production of the RM180 and RM260 products within 30 days. A payment arrangement was agreed to whereby the Company would make quarterly payments commencing on May 15, 1999 and continuing through February 15, 2002. Interest accrued on the unpaid balance at 6% per annum. See Note 10 of Notes to Consolidated Financial Statements.

Andlinger Capital XXVI
On March 6, 2000, pursuant to a Securities Purchase Agreement dated as of February 17, 2000, by and between the Company, Axess and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI"), as amended (the "Purchase Agreement") and certain related agreements, to provide Andlinger Capital XXVI with control of the Company, Andlinger Capital XXVI purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and (ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Upon consummation of this transaction Andlinger Capital XXVI acquired the power to vote an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares are attributable to the Investor Warrants) representing at that time approximately 74% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor Warrants). Based on reports filed with the SEC, as of March 22, 2001, Andlinger Capital XXVI was the beneficial owner of 16,606,000 shares of the Company's common stock, representing approximately 59.4% of the issued and outstanding common stock of the Company (including as outstanding for purposes of determining such percentage 5,000,000 shares issuable upon exercise of remaining Investor Warrants). See "Financing, Liquidity and Capital Resources" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Purchase Agreement and related transactions.


Credit Facility
On March 6, 2000, in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under its then existing working capital revolving credit facility (the "Prior Loan Agreement") and terminated such facility and obtained a new credit facility with PNC Bank, National Association ("PNC Bank"). The new Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") provides for a total facility of $14,500,000 of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate. Additionally the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter.

The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000, and a final payment of $625,000 at maturity on March 6, 2003. The term loan bears interest at prime plus 1.5 percent which is due monthly. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

On March 6, 2000 in conjunction with the Andlinger Capital XXVI transaction, the Mettler debt was settled for the amount of $1,212,296. This payment satisfied the entire debt to Mettler including the amount related to the inventory.

Protein Solutions Acquisition
Effective  November  17,  2000,  the  Company  acquired  all of the  issued  and outstanding capital stock of PSI Holding Corporation, a Virginia corporation ("PSI"), and its wholly-owned subsidiaries, Protein Solutions, Inc., a Virginia corporation and its affiliate Protein Solutions Ltd., a corporation organized under the laws of England and Wales, when PSI merged with and into PSI Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Sub"), pursuant to a Merger Agreement (the "Merger Agreement"), dated as of November 20, 2000. PSI was acquired for approximately $525,000 cash and approximately 680,000 shares of Rheometric common stock. Upon consummation of the merger, Acquisition Sub changed its name to Protein Solutions Holdings, Inc. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisiton's effective date of November 17, 2000. The Company's consolidated statements of operations do not include the revenues and expenses of PSI prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $2,356,000 will be amortized on a straight-line basis over 40 years.

PSI, based in Charlottesville, VA., is a leading manufacturer and marketer of Dynamic Laser Light Scattering ("DLS") instrumentation, software and services. PSI is a recognized leader in the application of light scattering techniques for biomolecular characterization. PSI's products are based on a proprietary, patented technology for which PSI has an application exclusive license.

The PSI DLS technology employs sophisticated optical components and advanced digital signal processing to measure molecular physical properties such as size, mass, and diffusion. Pharmaceutical, biotechnology, and government funded research and development laboratories use this information to gain a better understanding of the stability and conformation of purified biomolecules. PSI products are optimized for specialized applications in protein science including biotherapeutic drug development, applied three-dimensional protein structure analysis, and developing structural genomics initiatives.

The acquisition of PSI complements and extends the Company's physical properties measurement capability beyond rheology, viscosity and thermal analysis into the life sciences instrumentation areas of particle sizing and biomolecular characterization which address significant, complementary market segments.

In conjunction with this transaction, Andlinger Capital XXVI LLC, the Company's majority stockholder, exercised Investor A Warrants for the purchase of one million shares of common stock of the Company at an exercise price of $1.00 per share. These warrants were acquired by Andlinger Capital XXVI in March of 2000 in connection with its majority equity investment in the Company. A portion of the one million received by the Company upon exercise was applied to the cash portion of the purchase price of PSI. The Company used the remaining portion of such proceeds for general working capital purposes.

Reologica
On March 12, 2001 the Company signed an agreement to form a strategic alliance with Reologica Instruments AB Lund, Sweden ("Reologica") to be the sole marketer and distributor for all Reologica products in Europe.

Reologica, based in Lund, Sweden and established in 1993, is a manufacturer of rheological and viscometry instrumentation, software and services. Rheological technology measures the viscoelastic properties on numerous substances. Potential customers cover many fields from food, cosmetics, paints, pharmaceuticals, inks, household and personal care products.

The alliance with Reologica allows Rheometric to add to its already broad product range in rheological instrumentation and extend its product range in the viscometry area.

Camtel
On January 20, 2000 the Company signed an agreement to form a strategic alliance with Camtel Ltd. ("Camtel") to be the sole marketer and distributor for all Camtel instruments. In addition, under the terms of the agreement, the Company has an exclusive option for the next 15 months to acquire all of the shares of Camtel for cash and shares of the Company's common stock.

Camtel based in Royston, UK and established in 1993, is a leading manufacturer of interfacial rheology and contact angle tensiometry instrumentation, software and services. Camtel is also a recognized leader in the application of these techniques. Camtel's products are based on a proprietary technology for which Camtel has an application exclusive license.


                             DESCRIPTION OF BUSINESS


Financial Information about Industry Segments
Effective December 31, 1998 the Company adopted SFAS 131 "Disclosures about Segments of an Enterprise and Related Information." See Note 9. The Company's three reportable segments are: Domestic, Europe and the Far East. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue performance and operating results. Summarized financial information concerning the company's reportable segments is shown in Note 9 of Notes to the Consolidated Financial Statements.

Narrative
The Company designs, manufactures, markets, and services computer-controlled materials test systems used to make physical property measurements, such as viscosity, elasticity, and thermal analysis behavior, on various materials including, plastics, composites, petrochemicals, rubber, chemicals, paints, coatings, pharmaceuticals, cosmetics, and foods. The Company's product offering, most of which is proprietary or patented, consists of rheological, viscosity and thermal analytical laboratory instruments used for research and product development; on-line rheological sensors for controlling and assuring product quality in various manufacturing processes; and integrated systems for direct on-line control of manufacturing processes. All systems combine special sampling technologies and multiple sensor technologies to provide various measurements for research, development and product quality. The Company has developed a proprietary software product enabling it to operate most of its instruments and develop sophisticated reporting for its customers. The Company sells its products worldwide, primarily to Fortune 500 and other leading international corporations, as well as independent research laboratories and educational and governmental institutions.

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

Employees. At December 31, 2000, the Company had approximately 176 full-time employees worldwide, none of whom is party to a collective bargaining agreement.

Financial Information about Foreign and Domestic Operations and Export Sales See Note 9 of Notes to Consolidated Financial Statements.

Item 2.   Properties

The Company leases a 100,000 square foot building on 19 acres of land in Piscataway, New Jersey. This facility accommodates the Company's manufacturing, marketing, research and development, and general administrative activities. The Company expects this facility to accommodate its needs for the foreseeable future.

The Company also leases space for use as sales and service centers in various locations in the United States and overseas. The Company leases an aggregate of approximately 17,000 square feet of space in Charlottesville, VA; High Wycombe, UK; Munchen and Aschaffenburg, Germany; Marne La Vallee, France; and Tokyo, Japan.


Item 3.   Legal Proceedings

There are no known material pending legal proceedings involving the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 31, 2000 and June 1, 2000, the following items were submitted to the stockholders and received the following votes:

The stockholders nominated and elected the directors to hold office until the next annual meeting of stockholders and until the respective successors have been elected and qualified with the following results: The vote for director nominee Robert M. Castello, For 14,210,365; Withheld 1,470; Not Voted 2,609,656. The vote for director nominee Mark F. Callaghan, For 14,210,365; Withheld 1,470; Not Voted 2,609,656. The vote for director nominee David R. Smith, For 14,210,165; Withheld 1,670; Not Voted 2,609,656. The vote for director nominee Merrick G. Andlinger, For 14,210,365; Withheld 1,470; Not Voted 2,609,656. The vote for director nominee Richard J. Giacco, For 14,210,365; Withheld 1,470; Not Voted 2,609,656. The vote for director nominee Robert K. Prud'homme, For 14,210,365; Withheld 1,470; Not Voted 2,609,656.

The stockholders also voted on the following: Increasing the number of authorized shares of common stock to 49,000,000: For 14,154,220, Abstain 610; Against 21,105; Not Voted 2,645,556. Authorizing 1,000,000 shares of preferred stock. For 14,132,458; Abstain 900; Against 42,577; Not Voted 2,645,556.
Approval of the Company's 2000 Stock Option Plan: For 14,139,153, Abstain 3,310; Against 33,472; Not Voted 2,645,556.

The stockholders also ratified the appointment of Mahoney Cohen and Company, CPA, P.C. as the independent auditors of the Company for fiscal year ended December 31, 2000 with the following results: For 14,161,605, Abstain 183; Against 14,147; Not Voted 2,645,556.

Also, the following item was submitted to the stockholders and received the following vote: Change state of incorporation from New Jersey to Delaware: For 14,165,935; Abstain 1,500; Against 8,500; Not Voted 2,465,556.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters

Common Stock Market Prices and Dividends

The Company's common stock is traded on the OTC Bulletin Board under the symbol "RHEM." From February 1 to April 14, 1998, the Company's common stock was traded on the Nasdaq SmallCap Market under the symbol "RHEM." On April 14, 1998, due to the expiration of an exception from the minimum bid price of the NASDAQ SmallCap Market, the Company's common stock was moved to the OTC Bulletin Board. The table below presents the high and low sales prices for each quarter for the years ended December 31, 2000 and 1999.

Since its initial public offering in December 1985, the Company has not paid any cash dividends. At March 22, 2001, there were approximately 148 holders of record of the Company's common stock. In addition, there were approximately 1,527 beneficial holders of common stock held in street name.

                                          12 Months Ended December 31,
                                          ---------------------------
                                           2000                1999
                                   -----------------     ----------------

      QUARTER ENDED                  High        Low      High        Low
      March 31                     $12.88      $0.28     $0.53      $0.19
      June 30                        9.88       3.81      0.34       0.17
      September 30                   5.88       3.25      0.44       0.19
      December 31                    4.63       1.88      0.66       0.25


Item 6.   Selected Financial Data

(In thousands of dollars, except per share data)


                                        12 Months Ended  December 31,
                          ------------------------------------------------------
                           2000       1999         1998        1997       1996
                          -------    -------     -------     -------    --------

Sales                     $29,883    $28,363     $30,608     $37,539    $41,115
Restructuring expense          --         --        (198)        940         --
Net earnings/(loss)            91     (5,138)     (1,144)     (2,329)    (6,347)
Basic and diluted
earnings/(loss) per share    0.00      (0.39)      (0.09)      (0.18)     (0.48)
Total assets               26,792     23,983      28,534      35,434     36,045
Long-term debt              6,395     12,731      10,901      11,055     11,361


The 2000 figures include sales, net earnings, and total assets (in thousands) for PSI acquired effective November 17, 2000 of $481, $15, and $3,755 respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

12 Months Ended December 31, 2000 vs. 12 Months Ended December 31, 1999

In the year ended December 31, 2000, the Company achieved sales of $29,883,000 compared to $28,363,000 for the same period in 1999. Domestic and European sales increased by 11.9% and 9.8%, respectively, while Japanese sales decreased by 13.4%. Included in the 2000 sales is the acquisition (effective November 17, 2000) of PSI, which accounted for $481,000 of domestic sales. Sales for 2000 were unfavorably affected by foreign exchange of $1,075,752 compared to 1999. Export sales decreased to 44% of consolidated sales, compared to 47% in 1999. Gross profit for the year ended December 31, 2000 was 47.4% of sales, compared to 38.5% for 1999. Gross profit in 1999 includes a charge for obsolete and slow moving product lines of $1,840,000. The charge in 1999 relates primarily to management's decision to scrap certain inventories based on the continued decline in the utilization of certain inventories related to the company's thermal business; without this charge gross profit in 1999 would have been 45.0%. The balance of the increase in gross profit versus 1999 (adjusted) relates to sales volume increases and product mix changes.

Operating expenses of $12,137,000 decreased by $1,445,000 for the year ended December 31, 2000, compared to 1999. The company's continued effort to maximize the efficiency of each department has contributed to a reduction in operating expenses in all areas. Exchange difference in 2000 versus 1999 on foreign expenses accounted for approximately $272,000 of the decrease.

Interest expense decreased $800,000 for the period ended December 31, 2000 compared to 1999. This decrease is due to the elimination of affiliated interest expense, $1,020,000 in 1999, offset by increased bank interest of $220,000 versus 1999, due to carrying larger outstanding balances.

Backlog  as of  December  31,  2000  and  1999 was  $1,500,000  and  $2,000,000,
respectively. The Company expects that all of the items in its backlog at December 31, 2000 will be delivered in the current calendar year.

Net Income for the period ended December 31, 2000 was $91,000 compared to a loss of $5,138,000 in 1999. Included in the 1999 loss was a $1,840,000 charge to obsolescence, $285,000 of bank charges, and $1,020,000 of affiliate interest expense.

Inherent in the Company's business is the potential for inventory obsolescence. Obsolescence has historically related to parts inventory. The Company continually monitors its exposure relating to excess and obsolete inventory and establishes an appropriate valuation account. The Company's development efforts generally enhance existing products or relate to new markets for existing
technology  and,  therefore,   existing  products  are  generally  not  rendered
obsolete.

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

At the May 31, 2000 Annual Stockholders' Meeting the following proposals that were contemplated in the Purchase Agreement were approved: (i) proposal to reincorporate the Company from New Jersey to Delaware (the "Reincorporation");
(ii) proposal to increase the authorized number of shares of capital stock to 49,000,000 shares of common stock and 1,000,000 shares of preferred stock; and
(iii) proposal to authorize the issuance of preferred stock as contemplated in the Purchase Agreement. In order to effect the intent of the parties to the Purchase Agreement that the Company issue the Investor Shares on the Closing Date, at the closing of the Purchase Agreement Axess contributed 4,400,000 shares of common stock to the Company, in exchange for the Company's agreement to reissue to Axess 4,400,000 shares of common stock (the "Axess Reissue Shares") subject to stockholder approval and Reincorporation and amendment of the Company's certificate of incorporation to authorize the issuance of such shares. These transactions have been reflected in the accompanying financial statements.

Prior to the closing under the Purchase Agreement, the Company had been indebted to Axess in the principal amount of $8,205,907, plus interest of $1,020,231 (the "Axess Debt"). Upon the closing, Axess cancelled the Axess Debt in exchange for
(x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock to be issued, subject to stockholder approval, pursuant to an amendment to the certificate of incorporation of the Company. Stockholder approval was received at the May 31, 2000 Annual Stockholder Meeting.

On March 6, 2000, in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under the Prior Loan Agreement and terminated such agreement and obtained a credit facility with PNC Bank. The new Loan Agreement provides for a total facility of $14,500,000 of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 9.5% at December 31, 2000. Additionally the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30,

2000 and 1.1 to 1 thereafter. At December 31, 2000, the Company was in compliance with all required covenants.

The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000, and a final payment of $625,000 at maturity on March 6, 2003. The term loan bears interest at prime plus 1.5 percent which is due monthly. The outstanding balance of this obligation was $1,275,000 at December 31, 2000. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

Management believes that the cash generated from operations and funds available under its new Loan Agreement should be sufficient to meet the Company's working capital needs in 2001.

Cash Flows from  Operations
Net cash provided by operating activities in the fiscal year ended December 31, 2000 was $1,682,000. This compares to net cash provided by operating activities in the fiscal years ended December 31, 1999 and 1998 of $828,000 and $4,109,000 respectively. The positive cash flow from operations in 2000 was comprised primarily of a decrease in accounts receivable of $571,000 as well as an increase in accounts payable and accrued liabilities of $248,000. This positive cash flow is offset by an increase in other assets and prepaid expenses of $326,000 and $146,000 respectively primarily as a result of prepaid bank charges related to the new credit line. Also contributing to this positive cash flow is non-cash depreciation and amortization charges of $999,000.

Cash Flows from  Investing
The Company made capital expenditures of $201,000, $115,000, and $144,000 respectively, in the fiscal years ended December 31, 2000, 1999 and 1998. In connection with the acquisition of Protein Solutions net cash used totaled $385,000. The Company currently has no major capital commitments.


Cash Flows from Financing

Net cash used in financing activities in the fiscal year ended December 31, 2000 was $960,000. This compares to net cash used in financing activities in the fiscal years ended December 31, 1999 and 1998 of $1,034,000 and $3,743,000 respectively. The Company's borrowing against its accounts receivables during the year ended December 31, 2000 decreased $594,000 while its borrowing under line of credit agreements increased $1,775,000. Repayments of long-term debt and the lease obligations totaled $419,000 for the period. In connection with the transactions under the Purchase Agreement, long term debt increased $1,500,000 while the Mettler note decreased by $1,212,000. Axess debt decreased $8,226,000 as a result of repayment of $3,500,000, issuance of Preferred Stock of $1,000,000 and forgiveness of debt of $3,726,000. There were also net proceeds from issuance of common stock of $875,000. In connection with the PSI acquisition, Andlinger Capital XXVI LLC, exercised Investor A Warrants for 1,000,000 shares of common stock at an aggregate exercise price of $1,000,000.

Total borrowings under its working capital credit facility at December 31, 2000 were $6,553,000 with remaining availability of approximately $2,353,000.

See Statement of Cash Flows for further details of the Company's cash flows.

See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information.


Year 2000 Issues

The Company completed its Year 2000 systems updates and did not experience any interruptions in or failure of normal business activities or operations on January 1, 2000 or thereafter as a result of Year 2000 issues.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report and include the risks associated with the expansion of the Company's business, the possible inability of the Company to integrate the PSI business it has acquired, dependence on the capital spending policies of the Company's customers, as well as factors that affect the materials test systems industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The company does not enter into derivatives, or other financial instruments for trading or speculative purposes. The company is exposed to immaterial levels of market risk related to changes related to exchange and interest rates.

Item 8.   Financial Statements and Supplementary Data


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of Rheometric Scientific, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheets of Rheometric Scientific, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficiency) and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rheometric Scientific, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                              MAHONEY COHEN & COMPANY, CPA, P.C.


New York, New York
March 24, 2001

PricewaterhouseCoopers LLP


Report of Independent Accountants

To the Board of Directors and
Shareholders of Rheometric Scientific, Inc.:

In our opinion, the accompanying consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows present fairly, in all material respects, the results of operations and cash flows for Rheometric Scientific, Inc. and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PrecewaterhouseCooopers LLP


Philadelphia, Pennsylvania
December 29, 1999

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands)                                               December 31,
                                                        2000             1999
                                                      --------         ---------
ASSETS
Current Assets
 Cash                                                 $    786         $    265
 Receivables - less allowance for doubtful accounts
   of $188 and $216 at December 31, 2000 and 1999        9,858           10,340
 Inventories, net
   Finished goods                                        1,664            1,596
   Work-in-process                                       1,045              773
   Assembled components, materials and parts             4,138            4,172
                                                      --------         --------
                                                         6,847            6,541
 Prepaid expenses and other current assets                 882              705
                                                      --------         --------
  Total current assets                                  18,373           17,851
                                                      --------         --------
 Property, plant and equipment                          16,062           15,638
 Less accumulated depreciation and amortization         10,815           10,051
                                                      --------         --------
 Property, plant and equipment, net                      5,247            5,587
                                                      --------         --------
 Goodwill                                                2,349               --
 Other assets                                              823              545
                                                      --------         --------
  Total Assets                                        $ 26,792         $ 23,983
                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
 Short-term bank borrowings                           $  6,553         $  4,789
 Current maturities of long-term debt                      524              190
 Accounts payable                                        3,400            1,980
 Borrowings against accounts receivable                    385            1,064
 Accrued liabilities                                     3,543            4,397
                                                      --------         --------
  Total current liabilities                             14,405           12,420
                                                      --------         --------

Long-term debt                                           5,395            4,525
Payable to affiliate                                                      1,020
                                                           --
Long-term debt - affiliate                               1,000            8,206
Long-term liability - Mettler                               --              696
Other long-term liabilities                                151              103
                                                      --------         --------

  Total liabilities                                     20,951           26,970
                                                      --------         --------
Commitments and Contingencies (Note 8)

Convertible Redeemable Preferred Stock                   1,000               --
                                                      --------         --------
Shareholders' Equity (Deficiency)
Preferred Stock, par value of $.01,
 Authorized 1,000 shares, issued and
 outstanding 1 share at December 31, 2000.                  --               --
Common stock, par value of $.01,
 Authorized 49,000 shares; issued 25,716
  at December 31, 2000 and 13,162 at
 December 31,1999                                          257              132
 Additional paid-in capital                             33,248           25,571
 Treasury Stock, at cost, 2,800
  shares at December 31, 2000                               --               --
 Accumulated deficit                                   (28,738)         (28,829)
 Accumulated other comprehensive income                     74              139
                                                            --               --
  Total shareholders' equity (deficiency)                4,841           (2,987)
                                                      --------         --------
  Total Liabilities and Shareholders' Equity          $ 26,792         $ 23,983
                                                      ========         ========

See Notes to Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except per share amounts)

                                                Year Ended December 31,
                                          2000           1999           1998
                                        -------        -------        -------

Sales                                   $29,883        $28,363        $30,608

Cost of sales                            15,721         17,448         17,196
                                        -------        -------        -------

Gross profit                             14,162         10,915         13,412
                                        -------        -------        -------

Marketing and selling expenses            8,010          8,896          8,522
Research and development expenses         1,958          2,127          2,201
General and administrative expenses       1,999          2,379          1,551
Restructuring expense                        --             --           (198)
Goodwill amortization                         7             --             --
Intangible amortization                     163            180            237
                                            ---            ---            ---
                                         12,137         13,582         12,313
                                        -------        -------        -------
Operating income/(loss)                   2,025         (2,667)         1,099

Interest expense                         (1,305)        (1,085)        (1,378)
Interest expense - affiliate                 --         (1,020)          (906)
Foreign currency income (loss)             (620)          (123)           161
                                        -------        -------        -------

Income/(Loss) before income taxes           100         (4,895)        (1,024)
Income taxes                                  9            243            120
                                        -------        --------       -------

Net income/(loss)                       $    91        $(5,138)       $(1,144)
                                        =======        ========       ========

Net income/(loss) per share
  Basic                                   $0.00         $(0.39)        $(0.09)
                                          =====         =======        =======
  Diluted                                 $0.00         $(0.39)        $(0.09)
                                          =====         =======        =======
Average number of shares outstanding
  Basic                                  18,937         13,162         13,162
                                         ======         ======         ======
  Diluted                                22,959         13,162         13,162
                                         ======         ======         ======


See Notes to Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                                                 Year Ended December 31,
                                                                           2000         1999        1998
                                                                           ----         ----        ----
Cash Flows from Operating Activities:
Net income/(loss)                                                      $     91     $ (5,138)   $ (1,144)
Adjustments to reconcile net income/(loss) to net cash
  provided by operating activities:
  Depreciation and amortization of plant and equipment                      829          710         750
  Amortization of goodwill                                                    7           --          --
  Provision for slow moving inventory                                        --        1,840         738
  Amortization of intangibles                                               163          180         237
  Loss on sale/retirement of property, plant and equipment                   --            4          91
  Warrants issued for services                                               --          167          --
  Unrealized currency loss/(gain)                                           458         (145)       (137)
Changes in assets and liabilities (net of effect of PSI
  Acquisition):
  Receivables                                                               571         (488)      5,711
  Inventories                                                              (261)       1,898         700
  Prepaid expenses and other current assets                                (146)         253        (149)
  Accounts payable and accrued liabilities                                  248          542      (2,829)
  Payable to affiliate                                                       --        1,020         884
  Other assets                                                             (326)          60         153
  Restructuring reserve                                                      --           --        (940)
  Other non-current liabilities                                              48            1         102
  Other non-current liability - Mettler                                      --          (76)        (58)
                                                                       --------     ---------   ---------
Net cash provided by operating activities                                 1,682          828       4,109

Cash Flows from Investing Activities:
  PSI acquisition (net of cash acquired)                                   (385)          --          --
  Purchases of property, plant and equipment                               (201)        (115)       (144)
                                                                       --------     ---------   ---------
Net cash used in investing activities                                      (586)        (115)       (144)

Cash Flows from Financing Activities:

  Net borrowings from/(repayments of) line of credit
  Agreements                                                              1,775         (893)     (3,349)
  (Repayments)/borrowings against accounts receivable                      (594)         103        (196)
  Proceeds from long-term debt                                            1,500           --          --
  Repayment of long-term debt/lease obligation                             (419)        (244)       (229)
  Repayment of long-term debt affiliate                                  (3,500)          --          --
  Proceeds from issuance of common stock, net of
  Issuance costs                                                            875           --          --
  Proceeds from warrants exercised                                        1,000           --          31
  Repayment of Mettler Liability                                         (1,212)          --          --
                                                                       ---------    ---------   ---------
Net cash used in financing activities                                      (575)      (1,034)     (3,743)

Effect of Exchange Rate Changes on Cash                                      --           98         (31)
                                                                       ---------    ---------   ---------

Net increase (decrease) in cash                                             521         (223)        191
Cash at beginning of year                                                   265          488         297
                                                                       --------     ---------   ---------
Cash at end of year                                                    $    786     $    265    $    488
                                                                       ========     =========   =========

See Notes to Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                            AND COMPREHENSIVE INCOME



                                                                                              Accumulated
(In thousands)                                          Additional                            Comprehensive     Total
                                         Common Stock    Paid-in       Treasury  Accumulated     Other       Shareholders'
                                         Shares Amount   Capital         Stock     Deficit    Income/(Loss)     Equity
                                         ------ ------  ----------      -------  -----------  -------------     ------
Balance at December 31, 1997             13,162   $132     $25,373          --      $(22,547)        128)      $2,830
                                         ------  -----    --------                   -------  ----------      --------
Net loss                                     --     --          --          --        (1,144)         --       (1,144)
Currency translation adjustment              --     --          --          --            --          48           48
Comprehensive loss                           --     --          --          --            --          --       (1,096)
Warrants issued                              --     --          31                        --          --           31
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998             13,162    132      25,404          --       (23,691)        (80)       1,765
                                         ------    ---      ------    --------        ------   ----------    --------
Net loss                                     --     --          --          --        (5,138)          --      (5,138)
Currency translation adjustment              --     --          --          --            --         219          219
Comprehensive loss                           --     --          --          --            --          --       (4,919)
Warrants issued for services                 --     --         167          --            --          --          167
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999             13,162    132      25,571          --       (28,829)        139       (2,987)
                                         ------   ----      ------    --------       -------   ---------    ----------
Net income                                   --     --          --          --            91           --          91
Currency translation adjustment              --     --          --          --            --         (65)         (65)
Comprehensive income                         --     --          --          --            --          --           26
Axess indebtedness contributed
  To capital                                 --     --       3,727          --            --          --        3,727
Common stock issued to Andlinger
  Capital XXVI,
  Net of offering costs                  10,606    106         769          --            --          --          875
Exercise of stock warrants                1,268     13         987          --            --          --        1,000
Treasury stock                           (2,800)    --          --          --            --          --           --
Common stock issued pursuant to
  Protein Solutions Acquisition             680      6       2,194          --            --          --        2,200
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             22,916   $257     $33,248       $  --      $(28,738)     $   74     $  4,841
                                         ======    ===      ======       ======      =======       =====      =======



See Notes to Consolidated Financial Statements.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
Product sales are recorded upon shipment. Service revenue is recorded as services are performed. Maintenance agreement revenue is recorded on a straight-line basis over the terms of the respective agreements. Service revenue for the years ended December 31, 2000, 1999 and 1998 was $4,012,000, $3,473,000,
and $3,965,000, respectively. Deferred revenue relating to maintenance agreements amounted to $812,000 and $780,000 at December 31, 2000 and 1999, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

Inventories
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market. As of December 31, 2000 and 1999, the Company had a reserve of approximately $1,941,000 and $2,909,000, respectively, for excess and obsolete inventory. Approximately $558,000 of the decrease in the reserve resulted from disposal of obsolete inventory, upon which the Company received no proceeds.

Property, Plant and Equipment
Property, plant and equipment is carried at cost. Depreciation and amortization of plant and equipment are computed based on the estimated service lives of the assets or lease terms, whichever is shorter, using the straight-line method. Betterments and major renewals are capitalized, while repairs, maintenance and minor renewals are expensed. When assets are disposed of, the assets and related allowances for depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

The estimated useful lives for each class of fixed assets are as follows:

                                       Office equipment             5-8  years
Assets under direct                    Transportation equipment     3-5  years
 financing lease           15  years   Leasehold improvements         5  years
Machinery and equipment    5-8 years   Assets under capital lease     5  years

Income Taxes
Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities.

No provision has been made for U.S. income taxes which would be payable if undistributed earnings of approximately $290,000 as of December 31, 2000 of foreign subsidiaries were distributed to the Company in the form of dividends, since it is management's intention to permanently reinvest such earnings in the related foreign operations.

Goodwill and Intangibles
Goodwill is amortized using the straight-line method over forty years. All other intangibles are amortized using the straight-line method over the respective useful lives. (See Accounting for the Impairment of Long-Lived Assets.)

Capitalized software development costs have been fully amortized at December 31, 1999. Amortization expense relating to capitalized software development costs for the years ended December 31, 1999 and 1998 totaled $34,000 and $151,000, respectively.

Deferred financing costs are amortized over the life of the loan. The unamortized balance of deferred financing costs at December 31, 2000 is $282,000.

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

Net cash provided by operating activities for the years ended December 31, 2000, 1999 and 1998 reflects cash payments for interest of $1,301,000, $2,071,000 and $1,281,000, respectively, and income taxes of $194,000, $15,700 and $169,000, respectively. The bad debt expense for the years ended December 31, 2000, 1999 and 1998 was $21,500, $376,900 and $262,400, respectively.

In 2000, noncash transactions from investing activities resulted in the issuance of approximately 680,000 shares of common stock valued at approximately $2,200,000 in connection with the acquisition of PSI. Additionally, noncash transactions from financing activities resulted in an increase in paid in capital of $3,730,000 from the Axess debt forgiveness.

Fair Value of Financial Instruments
The estimated fair value of the Company's financial instruments as of December 31, 2000 and 1999 approximates the carrying amounts.

Concentration of Credit Risk
The Company's product line, consisting of rheological and thermal analytical laboratory instruments, is sold worldwide, principally to large corporations, and research, educational and governmental institutions. The Company does not require collateral from its customers. The accounts receivable are spread among a number of customers and are geographically dispersed such that in management's opinion credit risk is minimized.

Accounting for the Impairment of Long-Lived Assets
The  Financial   Accounting  Standards  Board  issued  Statement  of  Accounting
Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed

Of" ("SFAS 121") in March 1995. SFAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable.

In 1995, the Company acquired from Mettler-Toledo AG ("Mettler") the exclusive worldwide rights for two rheological test instruments, the RM180 and the RM260. The Company recorded an intangible asset of $1,525,000 related to these property rights and was amortizing this asset on a straight-line basis over six years. At the end of 1996, based on the performance of the products over the past year, an evaluation was made of the future cash inflows and outflows of these products. Based on this evaluation, an impairment of $696,000 was realized. The remaining balance of $400,000 was amortized on a straight-line basis over the remaining four years of the agreement.

Earnings (Loss) Per Share
The Company calculates net income per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diuted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants, and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:


                                                         Year Ended
                                                     December 31, 2000
                                                     -----------------
(dollars in thousands except per share data)
Net income available to common
        Shareholders                                           91
                                                           ------
Denominator for basic earnings per share:
     Weighted average:
        Common shares outstanding                          18,937
Effect of dilutive securities:
     Preferred Stock                                          833
     Stock options                                            381
     Warrants                                               2,808
                                                           ------
Denominator for diluted earnings per share                 22,959

Basic earnings per share                                   $ 0.00

Diluted earnings per share                                 $ 0.00

For the years ended December 31, 1999 and 1998 common stock equivalents were anti-dilutive.

The Company changed its authorized number of shares of common stock from 20,000,000 to 49,000,000 and adjusted the par value from no par with a stated value of .001 to par value of .01. The Company's financial statements give effect to the change in the par value for all years presented.

Other Matters

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), for fiscal years beginning after June 15, 2000. The provisions of SFAS 133 require all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. The Company is prepared to adopt this standard in the first quarter of 2001.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which must be adopted no later than fourth quarter of 2000. As the Company's accounting policies are consistent with the provisions of SAB 101, there was no impact on the financial statements.


2.  Property, Plant and Equipment

Property, plant and equipment as of December 31 consisted of the following:

                                            2000                        1999
                                            ----                        ----

Assets under direct financing lease     $ 6,607,000                 $ 6,465,000
Machinery and equipment                   3,781,000                   3,651,000
Office equipment                          5,445,000                   5,294,000
Transportation equipment                     94,000                      80,000
Leasehold improvements                      135,000                     148,000
                                        -----------                 -----------
                                        $16,062,000                 $15,638,000
                                        ===========                 ===========


On February 23, 1996, the Company entered into a sale/leaseback arrangement whereby the Company sold its corporate headquarters and main manufacturing facility, and the 19 acres of real property on which the facility is located (the facility and the real estate being referred to herein as the "Facility") for $6,300,000. The transaction was treated as a financing. A lease obligation was recorded and the asset was written down to the amount of the proceeds. The asset is being amortized over the life of the lease on a straight-line basis. Accumulated amortization on the asset under direct financing was $2,066,000 and $1,623,000 as of December 31, 2000 and 1999, respectively.

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


3.  Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31 consisted of the following:

                                                     2000          1999
                                                     ----          ----
Obligation under sale/leaseback
  payable through February 2011,
  with interest imputed at a rate of
  13.9% for 2000 and 1999                         $4,644,000    $4,715,000

Term-Note payable through March
  2003 with interest at prime plus 1.5%
  (11.00% at December 31, 2000)                    1,275,000            --
                                                  ----------    ----------

                                                   5,919,000     4,715,000
Less current maturities                              524,000       190,000
                                                  ----------    ----------
                                                  $5,395,000    $4,525,000
                                                  ==========    ==========


Following are the annual maturities of long-term debt (in thouands): 2001 $524; 2002 $566; 2003 $980; 2004 $350; 2005 $402; and $3,097 thereafter.

Short-Term Borrowings

On February 23, 1996, simultaneously with the consummation of the sale/leaseback arrangement, the Company entered into the Loan and Security Agreement (the "Prior Loan Agreement"), which provided for a working capital revolving credit facility.

On November 12, 1999, the Company's lender amended the Prior Loan Agreement extending its term to November 30, 2000. As of November 12, 1999, all foreign lines of credit were consolidated into the domestic line of credit and the foreign receivables were no longer used in the calculation of the borrowing base. In addition, the facility limit was permanently reduced to $6,500,000 and the inventory sublimit was to be permanently and automatically decreased by $25,000 each week. The advance rate of 69% on eligible receivables was reduced in March 2000 to 61%. Covenant requirements were revised based on the Company's forecast for 2000.

On March 6, 2000, in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under the Prior Loan Agreement and terminated such agreement and obtained a credit facility with PNC Bank, National Association ("PNC Bank"). The new Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") provides for a total facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 9.5% at December 31, 2000. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter. As of December 31, 2000 the Company is in compliance with these covenants. The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at prime plus 1.5 percent which is due monthly. The outstanding balance of the term loan obligation is $1,275,000 at December 31, 2000. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

The Company at December 31, 2000 had total borrowings under its working capital credit facility of $6,553,000 with remaining availability of approximately $2,353,000. The weighted-average interest rate on short-term debt outstanding was 9.5% and 9.89% as of December 31, 2000 and 1999, respectively.

The Company's foreign subsidiaries sell certain accounts receivable balances to financial institutions. At December 31, 2000, trade receivables discounted with recourse amounted to $385,000 and are shown as borrowings on the consolidated balance sheet. During the years ended December 31, 2000 and 1999, approximately $2,233,000 and $3,732,000, respectively, of trade receivables were sold, with recourse, to banks.


4.  Long-Term Debt - Affiliate

Long-term debt - affiliate as of December 31 consisted of the following:

                                                  2000              1999
                                                  ----              ----
Subordinated promissory note due
February 28, 2006 with interest at 6%
per annum beginning March 6, 2001             $1,000,000                 --


Subordinated term note due February 28,
2002 with interest at 12% per annum                   --         $8,206,000

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

On September  30, 1999,  Axess and the Company  executed an Amended and Restated
Subordinated Unsecured Working Capital Note combining the indebtedness of the $6,258,000 term note with other indebtedness of $1,948,000 for an aggregate amount of $8,206,000. This term note was due February 28, 2002 and bore interest at 12%.

On March 6, 2000 in conjunction with the Andlinger transaction, Axess cancelled the debt of $8,206,000 and the accrued interest thereon in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a subordinated promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock (convertible into 1,000,000 shares of common stock) to be issued, subject to stockholder approval, pursuant to an amendment to the certificate of incorporation of the Company.

The subordinated promissory note calls for a mandatory prepayment in the event of the sale of one of the Company's product lines. Beginning on March 31, 2001, repayment shall begin in the amount of $50,000 per quarter plus accrued interest on the unpaid balance at a rate of 6% per annum. The entire unpaid principal and interest balance is due and payable on February 28, 2006.

Accrued affiliate interest at December 31, 1999 was $1,020,000.


5.  Income Taxes

The components of deferred tax assets and liabilities as of December 31 consisted of the following:


                                                       2000             1999
                                                       ----             ----
Inventory reserves, inventory capitalization
   and intercompany profit in inventory           $   500,000        $1,236,000
Other                                                 160,000         1,171,000
Net operating loss carryforwards                    7,385,000         7,046,000
Research and development and other tax
   credit carryforwards                             1,002,000         1,001,000
                                                  ------------     -------------
Gross deferred tax assets                           9,047,000        10,454,000
                                                  ------------     -------------
Gross deferred tax liabilities                       (229,000)         (159,000)
                                                  ------------     -------------
Net deferred tax asset before valuation
   allowance                                        8,818,000        10,295,000
Valuation allowance on deferred tax assets         (8,818,000)      (10,295,000)
                                                  ------------     -------------
Net deferred tax asset                            $        --      $         --
                                                  ============     =============


A valuation allowance is established when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

At December 31, 2000, the Company had federal net operating loss carryforwards for income tax purposes of approximately $11,813,000 that expire in 2005 through 2020, state net operating losses of $6,102,000 that expire 2000 through 2010, and foreign loss carryforwards of approximately $6,290,000, a portion of which may be carried forward indefinitely. The

Company also has other tax credit carryforwards aggregating approximately $1,002,000 at December 31, 2000, which expire in 2001 through 2010.

The change in ownership resulting from the August 21, 1992 sale of common stock and a subordinated convertible debenture has resulted in a limitation on future annual utilization of domestic tax credits and net operating losses, pursuant to Internal Revenue Code Sections 382 and 383.

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

Income/(loss) before income taxes as of December 31 consisted of the following:

                          2000               1999                  1998
                          ----               ----                  ----

Domestic              $    55,000        $ (2,438,000)         $  2,402,000
Foreign                    45,000          (2,457,000)           (3,426,000)
                         --------          ----------          -------------
                      $   100,000        $ (4,895,000)         $ (1,024,000)
                      ===========        =============         =============


The components of income tax expense for the years ended December 31 consisted of the following:


                           2000                  1999                1998
                           ----                  ----                ----
Federal:
     Current                   --           $   (35,000)          $   (65,000)
     Deferred                  --                    --                    --
                         --------           -----------           -----------
                               --               (35,000)              (65,000)
                         --------           -----------           -----------
Foreign:
     Current                5,000               276,000               181,000
      Deferred                 --                    --                    --
                         --------           -----------           -----------
                            5,000               276,000               181,000
                         --------           -----------           -----------
State:
     Current                4,000                 2,000                 4,000
     Deferred                  --                    --                    --
                         --------           -----------           -----------
                            4,000                 2,000                 4,000
                         --------           -----------           -----------
                         $  9,000           $   243,000           $   120,000
                         ========           ===========           ===========

The Company's effective tax rate varies from the statutory federal tax rate as of December 31 as a result of the following:


                                            2000           1999           1998
                                            ----           ----         ----
Computed statutory income
  tax (benefit)                          $ 34,000     $(1,664,000)    $(290,000)
State income taxes, net of Federal
  tax benefit                               4,000           2,000         2,000
Foreign taxes in excess of/(less than)
statutory rate                            (10,000)        274,000       164,000
Utilization of net operating losses       (19,000)             --      (841,000)
Effect of loss carryforwards not
  recognized                                   --       1,713,000     1,071,000
Warrants issued for services                   --         (57,000)           --
Other                                          --         (25,000)       14,000
                                         --------     ------------    ---------
                                         $  9,000     $   243,000     $ 120,000
                                         ========     ============    =========

6.  Capital Stock and Stock Option and Incentive Plans

The Company has two stock option plans under which stock options may be granted, the 1996 Stock Option Plan (the "1996 Plan") and the 2000 Stock Option Plan (the "2000 Plan"). The 1996 Plan, as amended, authorizes the issuance of up to 500,000 shares of the Company's common stock as incentive stock options pursuant to Section 422 of the Internal Revenue Code. The 2000 Plan authorizes the issuance of up to 1,000,000 shares of the Company's common stock. Stock options are granted at prices which equate to the market value of the stock on the date of option grant. Options generally become exercisable in ratable installments over a four-year period, with unexercised options expiring no later than 10 years from the date of grant.


Stock option activity for the years 2000 and 1999 is as follows:

                                                 2000              1999
                                     -------------------    ------------------
                                                Weighted              Weighted
                                                 Average               Average
                                                Exercise              Exercise
                                      Shares      Price      Shares     Price
                                      ------    --------     -------  --------

Outstanding at January 1,             414,400      $0.84     352,400     $0.99
           Granted                    333,700       4.19      75,000      0.28
           Exercised                       --         --          --        --
           Canceled                    24,000       3.83      13,000      1.75

Outstanding at December 31,           724,100       2.28     414,400      0.84

Excercisable at December 31,          328,650       0.93     269,550      0.99

Available for grant at
  December 31,                        775,900                 85,600

Weighted average fair value of
 options granted during the period      $3.39                  $0.38

--------------------------------------------------------------------------------

The following table summarizes the information about stock options outstanding at December 31, 2000:


                  Options Outstanding                      Options Exercisable
----------------------------------------------------   -------------------------

                              Weighted
                               Average      Weighted                    Weighted
  Range of      Number        Remaining     Average        Number        Average
  Exercise   Outstanding at  Contractual    Exercise   Outstanding at   Exercise
   Prices     December 31,   Life (Years)    Price       December 31,    Price
 ----------  --------------  ------------   --------   --------------   --------

$0.28-$4.375    724,100         8.32         $2.28         328,650       $0.93

-------------------------------------------------------------------------------


The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and, accordingly, no compensation cost has been recognized in the statements of operations. Had the Company accounted for stock options under the fair value method of SFAS 123, net income would have decreased by approximately $39,000 in 2000 and net loss would have increased by $29,000 for 1999. The per share impact was less than $0.01 in both years.

The fair value of the options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                        2000            1999
                                        ----            ----

Risk free interest rate                 5.75%          5.875%
Expected volatility                    36.10%          88.46%
Expected life (years)                   4               4
Dividend yield                          0%              0%


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

On March 6, 2000, pursuant to a Securities Purchase Agreement dated as of February 17, 2000, by and between the Company, Axess and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI"), as amended (the "Purchase Agreement") and certain related agreements, to provide Andlinger Capital XXVI with control of the Company, Andlinger Capital XXVI purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and (ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Upon consummation of this transaction, Andlinger Capital XXVI acquired the power to vote an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares are attributable to the Investor Warrants) representing approximately 74% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor Warrants). Prior to the purchase by Andlinger Capital XXVI of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of common stock to the Company.

In conjunction with the acquistion of Protein Solutions, Andlinger Capital XXVI exercised Investor A Warrants for the purchase of one million shares of common stock of the Company at an exercise price of $1.00 per share.

7.  Employee Benefit Plans

The Company has a 401(k) Savings and Investment Retirement Plan (the "401(k) Plan") under which the Company matches a portion of the employees' salary deduction contributions. Substantially all domestic employees are eligible to participate in the 401(k) Plan. Contributions by the Company were $110,000, $124,000 and $141,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's foreign subsidiaries also sponsor employee retirement plans. The expense recorded by the Company for such plans was insignificant for the years ended December 31, 2000, 1999 and 1998. The Company does not sponsor any post-retirement health, life insurance or related benefit plans, nor any significant post-employment benefit plans.

8.  Commitments and Contingencies

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment, principally data processing. Real estate taxes, insurance and maintenance expenses are normally obligations of the Company. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense was $480,000, $527,000 and $679,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

On February 23, 1996, the Company entered into a sale/leaseback arrangement that is recorded as a financing on its facility in Piscataway, New Jersey. As a result of this transaction, the Company is committed to a 15-year lease with an initial annual payment of $1,180,000 payable quarterly. The facility lease is treated as debt for financial reporting purposes. See Note 3 - Long-Term Debt.

 The lease is subject to an annual CPI adjustment that is capped at 3% per year. On March 1, 2000 the basic rent payment was adjusted to $854,986 and on March 1, 2001, the basic rent payment was again adjusted to $884,288.

The minimum commitments under noncancellable leases consisted of the following at December 31, 2000:

                                                                       Direct
                                               Operating             Financing
                Year                            Leases                 Lease
       -----------------                       ---------             ---------

             2001                              $ 442,000           $   879,000
             2002                                151,000               884,000
             2003                                 50,000               884,000
             2004                                 23,000               884,000
             2005                                 18,000               884,000
       Thereafter                                      0             4,570,000
                                               ---------           ------------

Total minimum lease payments                   $ 684,000             8,985,000
                                               =========
Less amounts representing interest                                   4,341,000
                                                                   -----------

Total lease obligation                                               4,644,000
Less current maturities                                                224,000

Long-term lease obligation under refinancing                       $ 4,420,000
                                                                   ===========

On August 27, 1998, the Company consummated the assignment of lease of its Epsom facility in the United Kingdom to a third party and moved its sales and service personnel to offices located in Leatherhead. In the event of non-performance by the third party, the Company is liable. Should they not perform, the Company's additional cash outflow would be $194,000 per year in years 2001, 2002, 2003, 2004 and 2005 and $1,650,000 thereafter.

The Company has employment agreements with key management executives. The agreements provide for one-year's base pay for terminations up to February 2001 and ten month's base pay for terminations from February 17, 2001 to February 17, 2002. Thereafter these agreements will expire. If termination occurs between February 17, 2001 and February 17, 2002, the minimum obligation approximates $461,000. Additionally, the Company has entered into consulting agreements. The minimum obligation under the terms of the consulting agreements is $10,000. The Company entered into a 15-year royalty agreement in August 1991 for the Elongational Rheometer Products. This royalty agreement is based on sales of the product. Accrued royalties were $27,000 and $87,000 at the end of 2000 and 1999, respectively.

In the ordinary conduct of its business, the Company may be party to litigation. At December 31, 2000, in the opinion of management, there are no matters pending or threatened which would have a material adverse effect on the consolidated financial position or results of operations of the Company.


9.  Operating Segments/Foreign Operations and Geographic Information

Effective December 31, 1998, the Company adopted SFAS 131 "Disclosures about Segments of an Enterprise and Related Information". The Company's three reportable segments are: Domestic, Europe, and the Far East. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue performance and operating income.

Summarized financial information concerning the Company's reportable segments is shown below:

(In thousands)        Domestic        Europe           Japan        Consolidated
--------------       ---------       --------        ---------      ------------

Trade Sales:
   2000              $ 16,906        $  7,100        $  5,877        $ 29,883
   1999                15,114           6,465           6,784          28,363
   1998                16,278           7,587           6,743          30,608

Intercompany Revenues
   2000                 6,972           1,242               0              --
   1999                 5,950           1,113               0              --
   1998                 7,760           1,260               0              --

Operating Income (loss)
   2000                 2,296            (681)            410           2,025
   1999                (1,119)         (1,737)            189          (2,667)
   1998                 4,360          (3,141)           (120)          1,099

 Total Assets
   2000                17,737           4,419           4,636          26,792
   1999                15,347           3,949           4,687          23,983
   1998                25,483            (801)          3,852          28,534

Depreciation and Amortization (including intangibles)
   2000                   844             129              26             999
   1999                   765             101              24             890
   1998                   779             179              29             987

PSI, acquired effective November 17, 2000, is included in the domestic segment. The figures above include the following PSI numbers (in thousands): Sales of $481; Operating income of $21; Total assets of $3,755; and Depreciation of $3.

Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors. Included in domestic sales are export sales of $2,996,000, $728,000 and $180,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

10. Property Rights Acquisition

On January 1, 1995, the Company acquired from Mettler-Toledo AG ("Mettler") the exclusive, worldwide rights for two rheological test instruments, the RM180 and RM260, that serve the coatings, paints, biological fluids, cosmetics and lubricants industries.

The Company established a distribution network while Mettler continued to manufacture the two instruments and maintain necessary levels of spare parts. The original cost of the property rights was 2,500,000 Swiss Francs or $1,905,500 U.S. dollars. During the transition phase, the Company paid Mettler for manufacturing the products plus a 10% royalty payment on sales. After the Company assumed manufacturing, Mettler was to receive quarterly royalty payments based upon a percentage of sales or a minimum payment formula. Beginning in 1995, interest accrued on the unpaid balance at 6% per annum. The original cost of $1,905,500 was adjusted for anticipated interest costs to arrive at total estimated payments of $2,225,500. This amount was discounted using a 12.9% effective rate of interest. The Company recorded a liability of $1,525,000. The discount was being amortized over a six-year period using the interest method. The liability balance at December 31, 1999 was $1,212,000.

On March 6, 2000 in conjunction with the Andlinger transaction, the Mettler debt was settled for the amount of $1,212,000. This payment satisfied the entire debt to Mettler.

11.  Restructuring of Operations

In the third quarter of 1997, a restructuring provision totaling $1,624,000 was recorded for the restructuring of the international manufacturing and sales and marketing operations. The restructuring charge consists of approximately $1,300,000 for costs associated with the planned sub-lease of the UK manufacturing facility, $100,000 for termination of other leases in Europe and $224,000 of severance costs for the UK manufacturing employees. Approximately $198,000 of the original reserve was reversed in 1998 since actual expenses came in below original estimates. There were savings related to the European leases of $143,000 and expenses not incurred related to headcount reductions of $24,000. In addition, the fixed assets written off were lower than anticipated by $31,000. The reversal is shown as income on the consolidated statements of operations.


12.  Convertible Redeemable Preferred Stock

In conjunction with the March 6, 2000 Purchase Agreement, the Company issued to Axess 1,000 shares of convertible redeemable preferred stock with a $1,000 per share liquidation preference, redeemable over a five year period. Each such preferred share is subject to mandatory redemption at $1,000 per share, or convertible at the holder's option into 1,000 shares of the Company's common stock.

The mandatory redemption dates are as follows:

                         No of Shares of
    Date                 Preferred Stock        Price/Share          Total
-------------            ----------------       ----------        ----------

March 6, 2001                   200           $    1,000          $  200,000
March 6, 2002                   200                1,000             200,000
March 6, 2003                   200                1,000             200,000
March 6, 2004                   200                1,000             200,000
March 6, 2005                   200                1,000             200,000
                              -----                               ----------
                              1,000                               $1,000,000


On March 1, 2001 Axess elected to convert 200 shares of the preferred stock to 200,000 shares of common stock of the Company.

13.  Protein Solutions Acquisition

Effective  November  17,  2000,  the  Company  acquired  all of the  issued  and outstanding capital stock of PSI Holding Corporation, a Virginia corporation ("PSI"), and its wholly-owned subsidiaries, Protein Solutions, Inc., a Virginia corporation and its affiliate Protein Solutions Ltd., a corporation organized under the laws of England and Wales, when PSI merged with and into PSI Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Sub"), pursuant to a Merger Agreement (the "Merger Agreement"), dated as of November 20, 2000. PSI was acquired for approximately $525,000 cash and approximately 680,000 shares of Rheometric common stock. Upon consummation of the merger, Acquisition Sub changed its name to Protein Solutions Holdings, Inc. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisiton's effective date of November 17, 2000. The Company's consolidated statements of operations do not include the revenues and expenses of PSI prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $2,356,000 will be amortized on a straight-line basis over 40 years.

In conjunction with this transaction, Andlinger Capital XXVI exercised Investor A Warrants for the purchase of one million shares of common stock of the Company at an exercise price of $1.00 per share. These warrants were acquired by Andlinger Capital in March of 2000 in connection with its majority equity investment in the Company. A portion of the one million received by the Company upon such exercise was applied to the cash portion of the purchase price of PSI.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 30, 2001, and is made a part hereof.

Item 11.  Executive Compensation

         Information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 30, 2001, and is made a part hereof.

Item 12.  Security Ownership of Management and Others

         Information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 30, 2001, and is made a part hereof.

Item 13.  Certain Relationships and Related Transactions

          Information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 30, 2001, and is made a part hereof.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)    The following documents are filed as a part of this Report.

       (1)   Financial statements - All financial statements are set forth under
             Item 8, pages 13 through 31

             Independent auditor's report on consolidated financial statements is on pages 13 and 14

       (2)   Financial  statement  schedules:  none

             The required information is inapplicable or the information is presented in the financial statements or related notes

       (3)   Exhibits (numbered in accordance with Item 601 of Regulation S-K).
           2.1 Securities Purchase Agreement, dated as of February 17, 2000, by and between Rheometric Scientific, Inc., Andlinger Capital XXVI LLC and Axess Corporation, incorporated by reference to
                  Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 21, 2000.
           2.2 Merger Agreement, dated as of November 20, 2000, among Sheridan D. Snyder, Robert P. Collins, Jr., PSI Holding Corporation, Rheometric Scientific, Inc., and PSI Acquisition Corp., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 29, 2000.
           3.1 Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
           3.2 By-Laws of the Registrant, as Amended, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the year ended September 30, 2000.
           4.1 Specimen Certificate representing Common Stock of the Registrant, incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1, File No. 33-807 filed on October 10, 1985.
           4.2 Warrant to Purchase 132,617 shares Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996.
           4.3 Warrant to Purchase 331,543 shares of Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1996.
          10.1 Rheometric Scientific, Inc. 1996 Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
          10.2    Rheometric Scientific, Inc. 2000 Stock Option Plan.
          10.3 Revolving Credit, Term Loan and Security Agreement, dated as of March 6, 2000, by and among PNC Bank, National Association, as agent and a lender, and Rheometric Scientific, Inc. and certain subsidiaries thereof, as borrowers.
          10.4 First Amendment to the Revolving Credit, Term Loan and Security Agreement, dated as of August 31, 2000.
          10.5 Second Amendment to the Revolving Credit, Term Loan and Security Agreement, dated as of March 16, 2001.

          10.6 Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated February 23, 1996.
          10.7 Subordination Agreement between Axess Corporation and RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated December 31, 1995.
          10.8 First Amendment to Lease Agreement dated June 10, 1996 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1996.
          10.9 Second Amendment to Lease Agreement dated February 20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1996.
          10.10 Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated December 31, 1996.
          10.11 Registration Rights Agreement, dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K dated March 21, 2000.
          10.12 Stockholders' Agreement, dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 21, 2000.
          10.13 Voting Agreement, dated as of February 17, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 21, 2000.
          21.1    Subsidiaries of the Registrant.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            RHEOMETRIC SCIENTIFIC, INC.


Date:  March 30, 2001                      By: /s/ Robert M. Castello
     ------------------                        ------------------------------
                                               Robert M. Castello, Chairman
                                               Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     Signature                      Title                            Date
     ---------                      -----                            ----


/s/ Robert M. Castello        Chairman and Chief                 March 30, 2001
------------------------      Executive Officer
Robert M. Castello            (principal executive officer)


/s/ Joseph Musanti            Vice President, Finance            March 30, 2001
------------------------      and Materials; Chief
Joseph Musanti                Financial Officer; and Assistant
                              Secretary (principal financial and
                              principal accounting officer)


/s/ Mark F. Callaghan         Director                           March 30, 2001
------------------------
Mark F. Callaghan


/s/ David R. Smith            Director                           March 30, 2001
------------------------
David R. Smith


/s/ Merrick G. Andlinger      Director                           March 30, 2001
------------------------
Merrick G. Andlinger


/s/ Richard J. Giacco         Director                           March 30, 2001
------------------------
Richard J. Giacco


/s/ Robert K. Prud'homme      Director                           March 30, 2001
------------------------
Robert K. Prud'homme