Form 10-Q
period 2001-03-31
RHEOMETRIC SCIENTIFIC INC
filed 2001-05-15
CIK 779164

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               March 31, 2001
                                              --------------

                                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number:    0-14617

                           RHEOMETRIC SCIENTIFIC, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                61-0708419
                  --------                                ----------
       (State or other jurisdiction of      (IRS Employer Identification Number)
       incorporation or organization)

     One Possumtown Road, Piscataway, NJ                  08854-2103
     -----------------------------------                  ----------
  (Address of principal executive offices)                (Zip Code)

                                 (732) 560-8550
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes   X   No
                                          -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at May 4, 2001
     -----------------------------              --------------------------------
 Common Stock, $.01 par value per share                    23,142,517

                           Rheometric Scientific, Inc.

                               Index to Form 10-Q


                                                                        Page No.
                                                                        --------


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000                                            3

              Condensed Consolidated Statements of Operations
              for the three months ended March 31, 2001 and 2000               4

              Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 2001 and 2000                            5

              Condensed Consolidated Statements of Comprehensive Loss
              for the three months ended March 31, 2001 and 2000               6

              Notes to Condensed Consolidated Financial Statements             6

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition                   11


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                15

              (a)  Exhibits
              (b)  Reports on Form 8-K

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                            March                    December
ASSETS                                                    31, 2001                    31, 2000
                                                          --------                    --------

Current Assets
Cash                                                 $         842               $         786
Accounts receivable, net                                    10,276                       9,858
Inventories, net
      Finished goods                                         1,956                       1,664
      Work in process                                        1,382                       1,045
      Assembled components, materials, and parts             3,810                       4,138
                                                     -------------               -------------
                                                             7,148                       6,847
Prepaid expenses and other assets                              732                         882
                                                     -------------               -------------

      Total current assets                                  18,998                      18,373
                                                     -------------               -------------

Property, plant, and equipment                              16,250                      16,062
Less accumulated depreciation and amortization              10,952                      10,815
                                                     -------------               -------------

Property, plant, and equipment, net                          5,298                       5,247
Goodwill                                                     2,336                       2,349
Other assets and deferred financing costs                      917                         823
                                                     -------------               -------------

      Total Assets                                   $      27,549               $      26,792
                                                     =============               =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term bank borrowings                           $       8,211               $       6,553
Current maturity of long-term debt                             724                         524
Accounts payable                                             3,107                       3,400
Borrowings against accounts receivable                         365                         385
Accrued liabilities                                          3,585                       3,543
                                                     -------------               -------------

      Total current liabilities                             15,992                      14,405
                                                     -------------               -------------

Long-term debt                                               5,424                       5,395
Long-term debt - affiliate                                     800                       1,000
Other long-term liabilities                                    151                         151
                                                     -------------               -------------

      Total liabilities                                     22,367                      20,951
                                                     --------------              -------------


Commitments and Contingencies

Convertible Redeemable Preferred Stock                       1,000                       1,000
                                                     -------------               -------------

Shareholders' Equity
Preferred Stock, par value of $.01, Authorized                  --                          --
1,000 shares, issued and outstanding 1 share at
March 31, 2001 and December 31, 2000 Common stock,
par value of $.01, Authorized  49,000 shares;
issued  25,742  shares  at  March  31,  2001
and 25,716 at December 31, 2000                                257                         257
Additional paid-in capital                                  33,285                      33,248
Accumulated deficit                                        (29,102)                    (28,738)
Treasury stock, at cost, 2,800 shares at March 31,
2001 and December 31, 2000                                      --                          --
Accumulated other comprehensive  (loss)/income                (258)                         74
                                                     -------------               -------------
      Total shareholders' equity                             4,182                       4,841
                                                     -------------               -------------

      Total Liabilities & Shareholders' Equity       $      27,549               $      26,792
                                                     =============               =============

See Notes to Condensed Consolidated Financial Statements.


                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31,

                                                    2001             2000
                                                    ----             ----

     Sales                                         $7,645           $6,620

     Cost of sales                                  4,115            3,540
                                                    -----            -----

     Gross profit                                   3,530            3,080
                                                    -----            -----

     General and administrative expenses              705              664
     Marketing and selling expenses                 2,133            1,827
     Research and development expenses                491              485
                                                      ---              ---

     Total operating expenses                       3,329            2,976
                                                    -----            -----

     Operating income                                 201              104

     Interest expense                                (338)            (280)
     Foreign currency loss                           (227)            (224)
                                                     ----            -----

     Loss before income taxes                        (364)            (400)

     Income taxes
                                                        -               (3)
                                                     ----             ----

     Net loss                                       $(364)           $(403)
                                                    ======           ======

     Net loss per share
       Basic                                       $(0.02)          $(0.03)
                                                   =======          =======
       Diluted                                     $(0.02)          $(0.03)
                                                   =======          =======
     Average number of shares outstanding
       Basic                                       22,926           14,097
                                                   ======           ======
       Diluted                                     22,926           14,097
                                                   ======           ======


See Notes to Condensed Consolidated Financial Statements.

                           RHEOMETRIC SCIENTIFIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,

                                                           2001       2000
                                                        -------    -------

Cash Flows from Operating Activities:
Net loss                                                $  (364)   $  (403)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization of plant and equipment      210        205
  Amortization of intangibles                                16         39
  Provision for inventory reserves                           96        169
  Unrealized currency loss net of gain on foreign
  currency contracts                                        208        244
Changes in assets and liabilities:
  Accounts receivable                                      (942)       591
  Inventories                                              (535)       486
  Prepaid expenses and other current assets                 208        (82)
  Accounts payable and accrued liabilities                 (108)      (494)
  Other assets                                             (121)      (288)
  Other non-current liabilities                              --       (701)
                                                        -------    -------

Net cash used in operating activities                    (1,332)      (234)
                                                        -------    -------

Cash Flows from Investing Activities:
  Purchases of property, plant, and equipment              (122)       (14)
                                                        -------    -------
Net cash used in investing activities                      (122)       (14)
                                                        -------    -------

Cash Flows from Financing Activities:
  Net borrowings under line of credit agreements          1,658        828
  Net borrowing against accounts receivables                 17        963
  Proceeds from long-term debt                               --      1,500
  Repayment of long-term debt affiliate                      --     (3,500)
  Proceeds from issuance of common stock net of
  issuance costs                                             36        937
  Repayment of long-term debt/lease obligation             (129)       (46)
                                                        -------    -------
Net cash provided by financing activities                 1,582        682
                                                        -------    -------

Effect of exchange rate changes on cash                     (72)       (12)
                                                        -------    -------

Net increase in cash                                         56        422
Cash at beginning of period                                 786        265
                                                        -------    -------
Cash at end of period                                   $   842    $   687
                                                        =======    =======

Cash payments for interest                              $   340    $   339
                                                        =======    =======

Cash payments for income taxes                          $     3    $   188
                                                        =======    =======


See Notes to Condensed Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                          Three Months
                                         Ended March 31,
                                         2001       2000
                                         ----       ----

Net loss                               $ (364)    $ (403)
Other comprehensive (loss)/income
  Foreign currency translation
     adjustments                         (332)        21
                                       -------    -------
Comprehensive loss                     $ (696)    $ (382)
                                       =======    =======



See Notes to Condensed Consolidated Financial Statements




                           RHEOMETRIC SCIENTIFIC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Accounting Policies

         The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. This Quarterly Report on Form 10-Q should be read in conjunction with the latest Annual Report on Form 10-K for Rheometric Scientific, Inc. (referred to as "Rheometric" or the "Company").

         On March 6, 2000, pursuant to a Securities Purchase Agreement dated as of February 17, 2000, by and between the Company, Axess and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI"), as amended (the "Purchase Agreement") and certain related agreements, to provide Andlinger Capital XXVI with control of the Company, Andlinger Capital XXVI purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and (ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Upon consummation of this transaction Andlinger Capital XXVI acquired the power to vote an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares were attributable to the Investor Warrants)
         representing at that time approximately 74% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor Warrants). Prior to the purchase by Andlinger Capital XXVI of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of common stock to the Company.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), for fiscal years beginning after June 15, 2000. The provisions of SFAS 133 require all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. In June 2000 the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133. For interim periods beginning in 2001, the Company has adopted these standards.

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which must be adopted no later than fourth quarter of 2000. As the Company's accounting policies are consistent with the provisions of SAB 101, there was no impact on the financial statements.


2.       Loss Per Share

         The Company calculates net income per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants, and convertible securities. For the three months ended March 31, 2001 and 2000 common stock equivalents were anti-dilutive.

3.      Long-term Debt and Short-term Borrowings

Long-term debt consists of the following:


                                              March 31, 2001  December 31, 2000
                                              --------------  -----------------

Obligation under sale/leaseback payable
  through February 2011, with interest
  imputed at a weighted-average rate of
  13.9% for 2001 and 2000, respectively           $4,748,000         $4,644,000

Term loan payable through March 2003.  Loan
  bears interest at prime plus 1.5%(9.5%
  at March 31, 2001 and 11.00%  at December
  31, 2000)                                        1,200,000          1,275,000
                                                  ----------         ----------
                                                   5,948,000          5,919,000
Less current maturities                              524,000            524,000
                                                  ----------         ----------
                                                  $5,424,000         $5,395,000
                                                  ==========         ==========




On March 6, 2000, in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under its then existing working capital revolving credit facility and terminated such facility and obtained a new credit facility with PNC Bank, National Association ("PNC Bank"). The new Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") provides for a total facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 8.0% at March 31, 2001. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the period ending June 30, 2000 and 1.1 to 1 thereafter. As of March 31, 2001 the Company is in compliance with these covenants. The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at prime plus 1.5 percent which is due monthly. The outstanding balance of the term loan obligation is $1,200,000 at March 31, 2001. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets. The Company at March 31, 2001 had total borrowings under its working capital credit facility of $8,211,000 with remaining availability of approximately $543,000.

4.   Long-Term Debt - Affiliate


On September 30, 1999, Axess and the Company executed an Amended and Restated Subordinated Unsecured Working Capital Note combining indebtedness of $6,258,000 under a term note with other indebtedness of $1,948,000 for an aggregate amount of $8,206,000. This term note was due February 28, 2002 and bore interest at 12%.

On March 6, 2000 in conjunction with the transactions contemplated by the Purchase Agreement, Axess cancelled the debt of $8,206,000 and the accrued interest thereon in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a subordinated promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock (convertible into 1,000,000 shares of common stock) to be issued, subject to stockholder approval, pursuant to an amendment to the certificate of incorporation of the Company.

The subordinated promissory note calls for a mandatory prepayment in the event of the sale of one of the Company's product lines. Beginning on March 31, 2001, repayment shall begin in the amount of $50,000 per quarter plus accrued interest on the unpaid balance at a rate of 6% per annum. The entire unpaid principal and interest balance is due and payable on February 28, 2006. The first payment will be made in the second quarter of 2001.


5.   Convertible Redeemable Preferred Stock

In conjunction with the Purchase Agreement, the Company issued to Axess 1,000 shares of convertible redeemable preferred stock with a $1,000 per share liquidation preference, redeemable over a five year period. Each such preferred share is subject to mandatory redemption at $1,000 per share, or convertible at the holder's option into 1,000 shares of the Company's common stock.

The mandatory redemption dates are as follows:

                   No of Shares of
     Date          Preferred Stock        Price/Share          Total
-------------------------------------------------------------------------

March 6, 2001            200                $1,000            $200,000
March 6, 2002            200                 1,000             200,000
March 6, 2003            200                 1,000             200,000
March 6, 2004            200                 1,000             200,000
March 6, 2005            200                 1,000             200,000
                       ------                               ----------
                       1,000                                $1,000,000

On March 1, 2001, Axess elected to convert 200 shares of the preferred stock into 200,000 shares of common stock of the Company. These shares were issued May 2, 2001.


6.   Operating Segments/Foreign Operations and Geographic Information

The Company's three reportable segments are Domestic, Europe, and the Far East. Summarized financial information concerning the Company's reportable segments is shown below:

(In thousands)          Domestic        Europe           Japan    Consolidated
--------------------------------------------------------------------------------

Trade Sales:
     3/31/01               4,481         1,612           1,552           7,645
     3/31/00               4,110         1,376           1,134           6,620
Intercompany Sales:
     3/31/01               1,341           223               0               -
     3/31/00               1,427            14               0               -
Operating Income:
     3/31/01                (65)          (23)             289             201
     3/31/00                 435         (219)           (112)             104
Total Assets:
     3/31/01              18,347         4,845           4,357          27,549
    12/31/00              17,737         4,419           4,636          26,792
Depreciation and Amortization (including Intangibles):
     3/31/01                 195            22               9             226
     3/31/00                 207            32               5             244


Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors.


7.  Protein Solutions Acquisition

Effective November 17, 2000, the Company acquired all of the issued and outstanding capital stock of PSI Holding Corporation, a Virginia corporation ("PSI"), and its wholly-owned subsidiaries, Protein Solutions, Inc., a Virginia corporation and its affiliate Protein Solutions

Ltd., a corporation organized under the laws of England and Wales, when PSI merged with and into PSI Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Sub"), pursuant to a Merger Agreement (the "Merger Agreement"), dated as of November 20, 2000. PSI was acquired for approximately $525,000 cash and approximately 680,000 shares of Rheometric common stock. Upon consummation of the merger, Acquisition Sub changed its name to Protein Solutions Holdings, Inc. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of November 17, 2000. The Company's condensed consolidated statements of operations do not include the revenues and expenses of PSI prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $2,356,000 is being amortized on a straight-line basis over 40 years.

In conjunction with this transaction, Andlinger Capital XXVI exercised Investor A Warrants for the purchase of one million shares of common stock of the Company at an exercise price of $1.00 per share. These warrants were acquired by Andlinger Capital XXVI in March of 2000 in connection with its majority equity investment in the Company. A portion of the one million dollars received by the Company upon such exercise was applied to the cash portion of the purchase price of PSI.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

In the three months ended March 31, 2001, the Company achieved sales of $7,645,000 compared to $6,620,000 for the same period in 2000. Domestic, European and Japanese sales increased by $1,025,000 or 9.0%, 17.1%, and 36.8%, respectively for such periods, even though sales for 2001 were unfavorably affected by foreign exchange of $276,000 compared to 2000. Included in the 2001 sales is the acquisition of PSI, which accounted for $937,000 of domestic sales. Foreign sales increased to 41.4% of consolidated sales, compared to 37.9% in 2000. Gross profit for the quarter ended March 31, 2001 was 46.2% of sales, compared to 46.5% for 2000.

Operating expenses of $3,329,000 increased by $353,000 for the quarter ended March 31, 2001, compared to 2000. PSI operating expenses accounted for 334,000 of this increase. Operating expenses were favorably affected by exchange differences in 2001 versus 2000 by approximately $90,000.

Interest expense increased $58,000 for the quarter ended March 31, 2001 compared to 2000. This increase is due to carrying larger outstanding balances for the period.

Exchange Loss for the quarter ended March 31, 2001 was $227,000 compared to $224,000 for the same period last year.

Net Loss for the first quarter of 2001 was $364,000 compared to a loss of $403,000 in 2000, the smallest first quarter loss (historically the Company's weakest quarter) in seven years.

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


Financing, Liquidity, and Capital Resources
-------------------------------------------

On March 6, 2000 (the "Closing Date"), pursuant to a Securities Purchase Agreement, dated as of February 17, 2000, by and between the Company, Axess, and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI"), as amended (the "Purchase Agreement") and certain related agreements, Andlinger Capital XXVI purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and (ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Upon consummation of this transaction Andlinger Capital XXVI acquired beneficial ownership (as determined under the rules of the Securities and Exchange Commission) of an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares were attributable to the Investor Warrants) representing at that time approximately 74% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor Warrants) as of the closing date. Prior to the purchase by Andlinger Capital XXVI of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of common stock to the Company.

At the May 31, 2000 Annual Shareholders' Meeting the following proposals that were contemplated in the Purchase Agreement were approved: (i) proposal to reincorporate the Company from New Jersey to Delaware (the "Reincorporation");
(ii) proposal to increase the authorized number of shares of capital stock to 49,000,000 shares of common stock and 1,000,000 shares of preferred stock; and
(iii) proposal to authorize the issuance of the preferred stock as contemplated in the Purchase Agreement. In order to effect the intent of the parties to the Purchase Agreement that the Company issue the Investor Shares on the Closing Date, at the closing of the Purchase Agreement Axess contributed 4,400,000 shares of common stock to the Company, in exchange for the Company's agreement to reissue to Axess 4,400,000 shares of common stock (the "Axess Reissue Shares") subject to stockholder approval, and Reincorporation and amendment of the Company's certificate of incorporation to authorize the issuance of such shares. These transactions have been reflected in the accompanying financial statements of the Company.

Prior to the closing under the Purchase Agreement, the Company had been indebted to Axess in the principal amount of $8,205,907, plus interest thereon from January 1, 1999 (the "Axess Debt"). Upon the closing, Axess cancelled the Axess Debt in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines and (z) the issuance to

Axess, of a warrant (the "Preferred Stock Warrant") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock to be issued, subject to stockholder approval (received on May 31, 2000) and pursuant to an amendment to the certificate of incorporation of the Company.

On March 6, 2000, in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under a prior loan and security agreement with a previous lender and terminated such agreement and obtained a credit facility with PNC Bank. The new Loan Agreement provides for a total facility of $14,500,000 of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 8.0% at March 31, 2001. Additionally the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter. As of March 31, 2001 the Company was in compliance with these covenants.

The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 4 quarterly installments of $75,000 commencing June 6, 2000; 23 monthly installments at $25,000 commencing April 6, 2001 and a final balance of $625,000 at maturity on March 6, 2003. This loan bears interest at prime plus 1.5 percent which is due monthly. The outstanding balance of the term loan at March 31, 2001 is $1,200,000. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

Management believes that the cash generated from operations and funds available under the Loan Agreement should be sufficient to meet the Company's working capital needs in 2001.

Cash Flows from Operations

Net cash used in operating activities during the three months ended March 31, 2001 was $1,332,000. This compares to net cash used in operating activities of $234,000 in the same period last year or an increase of $1,098,000. From December 31, 2000 to March 31, 2001, accounts receivable and inventories increased $942,000 and $535,000, respectively. Additionally, accounts payable decreased by $108,000 and other assets increased by $121,000. The loss for the period was $364,000. These outflows were offset by a decrease in prepaid expenses of $208,000. This was accompanied by non cash depreciation and amortization charges of $226,000 and an unrealized currency loss net of gain on foreign exchange contracts of $208,000.

Cash Flows from Investing

The Company made capital expenditures of $122,000 during the three months ended March 31, 2001 as compared to $14,000 during the same period in 2000.

Cash Flows from Financing

Net cash provided by financing activities for the three months ended March 31, 2001 was $1,582,000. This compares to $682,000 over that same period last year. From December 31, 2000 to March 31, 2001 the Company's borrowing against its accounts receivables increased

$17,000. The Company's borrowing under line of credit agreements increased $1,658,000 and there were proceeds from issuance of common stock of $36,000.
Offsetting these inflows were repayments of long -term debt and the lease obligation totaling $129,000 for the period.

Total borrowings under the Company's working capital credit facility at March 31, 2001 were $8,211,000 with remaining availability of approximately $543,000.

                           PART II. OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    EXHIBITS.

       2.1 Securities Purchase Agreement, dated as of February 17, 2000, by and between Rheometric Scientific, Inc., Andlinger Capital XXVI LLC and Axess Corporation, incorporated by reference to Exhibit
              2.1 to the Company's Current Report on Form 8-K dated March 21, 2000.
       2.2 Merger Agreement, dated as of November 20, 2000, among Sheridan D. Snyder, Robert P. Collins, Jr., PSI Holding Corporation, Rheometric Scientific, Inc., and PSI Acquisition Corp., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 29, 2000.
       3.1 Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
       3.2 By-Laws of the Registrant, as Amended, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, incorporated by reference to
              Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
       4.1 Specimen Certificate representing Common Stock of the Registrant, incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1, File No. 33-807 filed on October 10, 1985.
       4.2 Warrant to Purchase 132,617 shares Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 23, 1996.
       4.3 Warrant to Purchase 331,543 shares of Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1996.
       10.1 Rheometric Scientific, Inc. 1996 Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
       10.2 Rheometric Scientific, Inc. 2000 Stock Option Plann incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
       10.3 Revolving Credit, Term Loan and Security Agreement, dated as of March 6, 2000, by and among PNC Bank, National Association, as agent and a lender, and Rheometric Scientific, Inc. and certain subsidiaries thereof, as borrowers, incorporated by reference to
              Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
       10.4 First Amendment to the Revolving Credit, Term Loan and Security Agreement, dated as of August 31, 2000, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

       10.5 Second Amendment to the Revolving Credit, Term Loan and Security Agreement, dated as of March 16, 2001, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
       10.6 Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated February 23, 1996.
       10.7 Subordination Agreement between Axess Corporation and RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated December 31, 1995.
       10.8   First Amendment to Lease Agreement dated June 10, 1996 between RSI
              (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1996.
       10.9 Second Amendment to Lease Agreement dated February 20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1996.
       10.10 Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to
              Exhibit 10.15 to the Company's Annual Report on Form 10-K dated December 31, 1996.
       10.11 Registration Rights Agreement, dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 21, 2000.
       10.12 Stockholders' Agreement, dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 21, 2000.
       10.13 Voting Agreement, dated as of February 17, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 21, 2000.
       21.1   Subsidiaries of the Registrant, incorporated by reference to
              Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RHEOMETRIC SCIENTIFIC, INC.
                                   (Registrant)



May 15, 2001                       By  /s/ Joseph Musanti
                                      ----------------------------------------
                                      Joseph Musanti, Vice President,
                                      Finance and Chief Financial Officer