Form 10-Q
period 2001-06-30
RHEOMETRIC SCIENTIFIC INC
filed 2001-08-14
CIK 779164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2001
                                   -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number:    0-14617


                          RHEOMETRIC SCIENTIFIC, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   61-0708419
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)

            One Possumtown Road, Piscataway, NJ                  08854-2103
         ----------------------------------------                ----------
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

                              Yes   X         No
                                   ---           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                           Outstanding at August 3, 2001
  --------------------------------------           -----------------------------
  Common Stock, $.01 par value per share                       23,948,399

                           Rheometric Scientific, Inc.

                               Index to Form 10-Q


                                                                                               Page No.
                                                                                               --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000                                                         3

                  Condensed Consolidated Statements of Operations
                  for the three and six months ended June 30, 2001 and 2000                     4

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2001 and 2000                                       5

                  Condensed Consolidated Statements of Comprehensive Loss/
                  Income for the three and six months ended June 30, 2001 and 2000              6

                  Notes to Condensed Consolidated Financial Statements                          6

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                                12

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                    14

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                          15

         Item 6.  Exhibits and Reports on Form 8-K                                             15

                  (a)  Exhibits
                  (b)  Reports on Form 8-K



                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                        June         December
ASSETS                                                                30, 2001       31, 2000
                                                                      --------       --------
Current Assets
Cash                                                                  $    1,058     $     786
Accounts receivable, net                                                   9,162         9,858
Inventories, net
      Finished goods                                                       2,494         1,664
      Work in process                                                      1,329         1,045
      Assembled components, materials, and parts                           4,951         4,138
                                                                      -----------    ----------
                                                                           8,774         6,847
Prepaid expenses and other assets                                            714           882
                                                                      -----------    ----------
      Total current assets                                                19,708        18,373
                                                                      -----------    ----------

Property, plant, and equipment                                            16,763        16,062
Less accumulated depreciation and amortization                            11,161        10,815
                                                                      -----------    ----------

Property, plant, and equipment, net                                        5,602         5,247
Goodwill                                                                   5,136         2,349
Other assets and deferred financing costs                                    782           823
                                                                      -----------    ----------

      Total Assets                                                    $   31,228     $  26,792
                                                                      ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term bank borrowings                                            $    8,526     $   6,553
Current maturity of long-term debt                                           692           524
Current maturity of long-term debt affiliate                                 250            --
Accounts payable                                                           3,535         3,400
Borrowings against accounts receivable                                       526           385
Accrued liabilities                                                        3,905         3,543
                                                                      -----------    ----------

      Total current liabilities                                           17,434        14,405
                                                                      -----------    ----------

Long-term debt                                                             5,561         5,395
Long-term debt - affiliate                                                   700         1,000
Other long-term liabilities                                                  151           151
                                                                      -----------    ----------

      Total liabilities                                                   23,846        20,951
                                                                      -----------    ----------

Commitments and Contingencies

Convertible Redeemable Preferred Stock                                       800         1,000
                                                                      -----------    ----------
Shareholders' Equity
  Preferred Stock, par value of $.01, Authorized one million shares, issued and outstanding eight hundred shares at June 30, 2001 and one
    thousand at December 31, 2000                                             --            --
  Common stock, par value of $.01, Authorized 49,000
    shares; issued 26,748 shares at June 30, 2001 and
    25,716 at December 31, 2000                                              267           257
  Additional paid-in capital                                              36,216        33,248
  Accumulated deficit                                                    (29,625)      (28,738)
  Treasury stock, at cost, 2,800 shares at June 30, 2001 and
    December 31, 2000                                                         --            --
Accumulated other comprehensive  (loss)/income                              (276)           74
                                                                      -----------    ----------
      Total shareholders' equity                                           6,582         4,841
                                                                      -----------    ----------

      Total Liabilities & Shareholders' Equity                        $   31,228     $  26,792
                                                                      ===========    ==========

See Notes to Condensed Consolidated Financial Statements.


                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                        Three Months Ended          Six Months Ended
                                                              June 30,                  June 30,
                                                        2001           2000           2001           2000
                                                        ----           ----           ----           ----

     Sales                                            $  7,396       $  7,807       $ 15,041       $ 14,427

     Cost of sales                                       4,157          4,068          8,272          7,608
                                                      --------       --------       --------       --------

     Gross profit                                        3,239          3,739          6,769          6,819
                                                      --------       --------       --------       --------

     General and administrative expenses                   764            569          1,469          1,233
     Marketing and selling expenses                      1,997          2,083          4,130          3,910
     Research and development expenses                     496            532            987          1,017
                                                      --------       --------       --------       --------

     Total Operating Expenses                            3,257          3,184          6,586          6,160
                                                      --------       --------       --------       --------

     Operating income/(loss)                               (18)           555            183            659

     Interest expense                                     (350)          (342)          (688)          (622)

     Foreign currency gain/(loss)                         (155)            41           (382)          (183)
                                                      ---------      --------       ---------      ---------

     Income /(loss) before income taxes                   (523)           254           (887)          (146)

     Income taxes                                           --             --             --             (3)
                                                      ---------      --------       ---------      ---------
     Net income/ (loss)                               $   (523)      $    254       $   (887)      $   (149)
                                                      =========      ========       =========      =========

     Net income/(loss) per share
       Basic                                          $  (0.02)      $   0.01       $  (0.04)      $  (0.01)
                                                      =========      ========       =========      =========
       Diluted                                        $  (0.02)      $   0.01       $  (0.04)      $  (0.01)
                                                      =========      ========       =========      =========
     Average number of shares Outstanding
       Basic                                            23,347         18,280         23,139         16,201
                                                        ======         ======         ======         ======
       Diluted                                          23,347         23,139         23,139         16,201
                                                        ======         ======         ======         ======


See Notes to Condensed Consolidated Financial Statements


                           RHEOMETRIC SCIENTIFIC, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                              2001           2000
                                                                              ----           ----

Cash Flows from Operating Activities:
Net loss                                                                   $   (887)       $   (149)
Adjustments to reconcile net loss to net cash  used  in
        operating activities:
      Depreciation and amortization of plant and equipment                      429             412
      Amortization of goodwill and intangibles                                   68              79
      Provision for inventory reserves                                           89             201
      Unrealized currency loss                                                  348             250
Changes in assets and liabilities (net of effect of Aviv acquisition):
      Accounts receivable                                                       518           1,130
      Inventories                                                            (1,573)            767
      Prepaid expenses and other current assets                                 137            (389)
      Accounts payable and accrued liabilities                                 (683)            913
      Other assets                                                              (21)           (248)
      Other non-current liabilities                                              --              (4)
                                                                           ---------       ---------

Net cash (used in)/provided by operating activities                          (1,575)          2,962
                                                                           ---------       ---------

Cash Flows from Investing Activities:
      Cash acquired ($327) in excess of Aviv acquisition
      costs                                                                      40              --
      PSI acquisition costs                                                     (31)             --
      Purchases of property, plant, and equipment                              (169)            (68)
                                                                           ---------       ---------
Net cash used in investing activities                                          (160)            (68)
                                                                           ---------       ---------

Cash Flows from Financing Activities:
      Net borrowings under line of credit agreements                          1,899             796
      Net borrowing/(repayments) against accounts receivables                   179            (651)
      Net borrowings long-term debt                                             150           1,425
      Repayment of long-term debt affiliate                                     (50)         (3,500)
      Repayment Mettler                                                          --          (1,212)
      Proceeds from issuance of common stock net of Issuance
      costs                                                                      37             896
        Repayment of lease obligation                                          (118)            (93)
                                                                           ---------       ---------
Net cash provided by/(used in) financing activities                           2,097          (2,339)
                                                                           ---------       ---------

Effect of exchange rate changes on cash                                         (90)             24
                                                                           ---------       ---------

Net increase in cash                                                            272             579
Cash at beginning of period                                                     786             265
                                                                           ---------       ---------
Cash at end of period                                                      $  1,058        $    844
                                                                           ========        ========

Cash payments for interest                                                 $    682        $    622
                                                                           ========        ========

Cash payments for income taxes                                             $     --        $    190
                                                                           ========        ========


See Notes to Condensed Consolidated Financial Statements.


                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                         Three Months             Six Months
                                         Ended June 30,         Ended June 30,
                                       2001        2000       2001        2000
                                       ----        ----       ----        ----

Net (loss) / income                  $  (523)    $   254    $  (887)    $  (149)
Other comprehensive loss
  Foreign currency translation
     Adjustments                         (18)        (51)      (350)        (30)
                                     --------    --------   --------    --------
Comprehensive (loss)/ income         $  (541)    $   203    $(1,237)    $  (179)
                                     ========    ========   ========    ========

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

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which was adopted in the fourth quarter of 2000. As the Company's accounting policies are consistent with the provisions of SAB 101, there was no impact on the financial statements.

2.   Earnings/(Loss) Per Share

     The Company calculates basic and diluted earnings/(loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings/(loss) per share excludes any dilutive effect of stock options, warrants, and convertible securities.

     The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                       Three Months          Six Months
                                                        Six Months         Ended June 30,
(dollars in thousands except per share data)           2001      2000      2001      2000
------------------------------------------------------------------------------------------

Net income (loss) available to common
  Shareholders                                         (523)      254      (887)     (149)
------------------------------------------------------------------------------------------
Denominator for basic earnings (loss) per share:
  Weighted average:
    Common shares outstanding                        23,347    18,280    23,139    16,201

Effect of dilutive securities:
  Preferred Stock                                        --     1,000        --        --
  Stock options                                          --       371        --        --
  Warrant                                                --     4,214        --        --
------------------------------------------------------------------------------------------

Denominator for diluted earnings (loss) per share    23,347    23,865    23,139    16,201
------------------------------------------------------------------------------------------
Basic earnings (loss) per share                     $ (0.02)  $  0.01   $ (0.04)  $ (0.01)
------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                   $ (0.02)  $  0.01   $ (0.04)  $ (0.01)
------------------------------------------------------------------------------------------


3.   Long-term Debt and Short-term Borrowings

Long-term debt consists of the following:


                                                                June 30, 2001     December 31, 2000
                                                                -------------     -----------------

Obligation under sale/leaseback payable through February
      2011, with interest imputed at a weighted-average
      rate of 13.9% for 2001 and 2000, respectively             $ 4,692,000       $ 4,644,000

Term loan payable through March 2003.  Loan bears interest
      at prime plus 1.5% (8.25% at June 30, 2001 and
      11.00%  at December 31, 2000)                               1,125,000         1,275,000

Obligation under capital leases payable through  2002,
      with interest imputed at a  rate of  8.5% for 2001            136,000                --

Term loan payable through June 2005.  Loan bears interest
      at prime plus 1.5% (8.25% at June 30, 2001)                   300,000                --
                                                                -----------       -----------
                                                                  6,253,000         5,919,000
Less current maturities                                             692,000           524,000
                                                                -----------       -----------
                                                                $ 5,561,000       $ 5,395,000
                                                                ===========       ===========


The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement"), dated as of March 6, 2000, between the Company and PNC Bank, National Association ("PNC Bank") provides for a total credit facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 6.75% at June 30, 2001. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the period ending June 30, 2000 and 1.1 to 1 thereafter. As of June 30, 2001 the Company was in violation of this financial covenant. On August 14, 2001, PNC Bank issued a waiver with respect to June 30, 2001 and amended the financial covenant for September 30, 2001 to .75 to 1. The Loan Agreement also includes a term loan in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at the prime rate plus 1.5 percent (8.25% at June 30, 2001) which is due monthly. The outstanding balance of the term loan obligation was $1,125,000 at June 30, 2001. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

The Company at June 30, 2001 had total borrowings under its working capital credit facility of $8,526,000, with remaining availability of approximately $661,000.

On May 31, 2001, in connection with the Aviv acquisition (see Note 7), the Company and PNC Bank amended the Loan Agreement to provide for a second term loan in the amount of $300,000. This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (8.25% at June 30, 2001).

4.   Convertible Redeemable Preferred Stock

On March 6, 2000, in connection with Andlinger Capital XXVI LLC's ("Andlinger Capital XXVI") equity investment in the Company, the Company issued to Axess
Corporation ("Axess") 1,000 shares of convertible redeemable preferred stock with a $1,000 per share liquidation preference, redeemable over a five year period. Each such preferred share is subject to mandatory redemption at $1,000 per share, or convertible at the holder's option into 1,000 shares of the Company's common stock.

On May 2, 2001, Axess converted 200 shares of the preferred stock into 200,000 shares of common stock of the Company. At June 30, 2001, eight hundred shares of preferred stock remain outstanding. Subsequently on July 2, 2001, Axess transferred these shares to State Farm Mutual Automobile Insurance Company ("State Farm") (See Note 8).

The mandatory redemption dates for the remaining 800 shares of convertible redeemable preferred stock are as follows:

                    No of Shares of
     Date           Preferred Stock          Price/Share            Total
-------------       -----------------        -----------            -----

March 6, 2002              200                  1,000                200,000
March 6, 2003              200                  1,000                200,000
March 6, 2004              200                  1,000                200,000
March 6, 2005              200                  1,000                200,000
                        ------                                    ----------
                           800                                    $  800,000

5.   Operating Segments/Foreign Operations and Geographic Information

The Company's three reportable segments are Domestic, Europe, and the Far East. Summarized financial information concerning the Company's reportable segments is shown below:

(In thousands)         Domestic        Europe          Japan     Consolidated
--------------------------------------------------------------------------------
Trade Sales:
     6/30/01              8,822         3,174          3,045           15,041
     6/30/00              8,717         3,120          2,590           14,427
Intercompany Sales:
      6/30/01             3,134           442              0               --
      6/30/00             2,656           634              0               --
Operating Income:
     6/30/01                149          (236)           270              183
     6/30/00              1,041          (372)           (10)             659
Total Assets:
     6/30/01             22,387         4,592          4,249           31,228
     12/31/00            17,737         4,419          4,636           26,792
Depreciation and Amortization (including Goodwill and Intangibles):
     6/30/01                436            43             18              497
     6/30/00                411            71              9              491

Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors.

6.   Protein Solutions Acquisition

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

In conjunction with this transaction, Andlinger Capital XXVI exercised warrants for the purchase of one million shares of common stock of the Company at an exercise price of $1.00 per share. These warrants were acquired by Andlinger Capital XXVI in March of 2000 in connection with its equity investment in the Company. A portion of the one million dollars received by the Company upon such exercise was applied to the cash portion of the purchase price of PSI.

7.   Aviv Instruments Acquisition

Effective May 31, 2001, the Company, through its wholly-owned subsidiary, Tel Acquisition Corp., a Delaware corporation ("Tel Acquisition") acquired all of the issued and outstanding capital stock of Aviv Instruments, Inc. a New Jersey corporation, and Aviv Associates, Inc., a New Jersey corporation (collectively, the "Aviv Companies"), pursuant to a Merger Agreement (the "Merger Agreement"), dated as of May 31, 2001, pursuant to which the Aviv Companies merged with and into Tel Acquisition. In exchange for all of the issued and outstanding capital stock of the Aviv Companies, the Company issued to the stockholders of the Aviv Companies 805,882 shares of the Company's common stock. Upon consummation of the merger, Tel Acquistion changed its name to Aviv Instruments, Inc. ("Aviv Instruments"). In addition, the Company and Aviv Instruments made cash payment of approximately $1,221,000 to pay off existing indebtedness of the Aviv Companies, approximately $1,145,000 of which was owed to the stockholders of the Aviv Companies or their affiliates. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisitions effective date of May 31, 2001. The Company's condensed consolidated statement of operations do not include the revenues and expenses of Aviv Instruments, Inc. prior to the acquisition date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $2,808,000 and is being amortized over 40 years.

8.   Transfer of Shares

On July 2, 2001, State Farm acquired from Axess 6,422,933 shares of Rheometric Scientific common stock along with 800 shares of the Company's convertible redeemable preferred stock. The total shares acquired by State Farm (including as outstanding the 800,000 shares issuable upon conversion of the 800 shares of convertible redeemable preferred stock) represents approximately 30% of the outstanding common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Sales for the three- and six-month periods ended June 30, 2001 decreased $411,000 and increased $614,000 (or 5.3% and 4.3%), respectively, as compared to the corresponding periods in 2000. These figures include a decrease of $346,000 and $622,000 in sales for the three and six months ended June 30, 2001 due to less favorable currency rates in effect compared to the same periods last year. The increase in revenue for the six-month period ended June 30, 2001 resulted from an increase in the Americas, Europe and Japan of $104,000, $54,000 and $456,000 respectively. Included in the Americas are sales for the six month period ended June 30, 2001 of $2,137,000 of sales for PSI and Aviv which are not reflected in the prior periods. The decrease in revenue for the three-month period ended June 30, 2001 represents a decrease in the Americas and Europe of $267,000 and $182,000 respectively, offset by an increase in Japan of $38,000. Included in the second quarter 2001 Americas sales are $1,200,000 of sales for PSI and Aviv which are not reflected in the prior period. The gross profit percentages for the three and six months ended June 30, 2001 were 43.8% and 45.0% respectively, compared to 47.9% and 47.3% over the same periods in the prior year. The gross margin was unfavorably affected by product sales mix and higher fixed costs.

Operating expenses for the three and six months ended June 30, 2001 increased by $73,000 and $426,000 respectively compared to the corresponding periods in the prior year. However, 2001 year to date operating expenses include $752,000 of operating expenses for PSI and Aviv. For both the three-and six-month periods, operating expenses were favorably affected by foreign currency translation of $105,000 and $195,000 respectively. Excluding the currency effect and the PSI and Aviv expenses, operating expenses for the six months ended June 30, 2001 decreased by $131,000.

Net interest expense for the three and six months ended June 30, 2001 increased $8,000 and $66,000 respectively, compared to the corresponding periods in the prior year. These increases are the result of the Company carrying higher loan balances.

The foreign currency adjustments for the three and six months ended June 30, 2001 were losses of $155,000 and $382,000, respectively. The year-to-date adjustment was primarily due to transaction losses of $429,000 resulting from the French Franc, Japanese Yen, and German Mark against the U.S. Dollar. These were offset by a gain of $47,000 resulting from the British Pound against the U.S. Dollar.

Net loss for the second quarter was $523,000, compared to net income of $254,000 for the same period in 2000. This decline was the result of a decrease in sales of $411,000 and an increase in cost of sales of $89,000. This was accompanied by a $73,000 increase in operating expenses, a $7,000 increase in interest expense, and an increase in the currency loss of $197,000.

Net loss in the first half of 2001 was $887,000, compared to a net loss of $149,000 for the same period in 2000. While sales increased $614,000 during the first half of 2001, cost of sales increased by $664,000. This decline in gross margin was primarily the result of product sales mix and higher fixed costs. Also contributing to the higher loss was an increase in operating expenses of $426,000, an increase in interest expense of $66,000, a decrease in tax expense of $3,000, and an increase in the currency loss of $199,000 as compared to the same period last year.

Inherent in the Company's business is the potential for inventory obsolescence for older products as the Company develops new products. Obsolescence has historically related to parts inventory. The Company continuously monitors its exposure relating to excess and obsolete inventory and establishes a reserve for such exposure. The Company's development efforts generally enhance existing products or relate to new markets for existing technology and therefore, existing products are generally not rendered obsolete.

Financing, Liquidity, and Capital Resources
-------------------------------------------

The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement"), dated as of March 6, 2000, between the Company and PNC Bank, National Association ("PNC Bank") provides for a total credit facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 6.75% at June 30, 2001. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the period ending June 30, 2000 and 1.1 to 1 thereafter. As of June 30, 2001 the Company was in violation of this financial covenant. On August 14, 2001, PNC Bank issued a waiver with respect to June 30, 2001 and amended the financial covenant for September 30, 2001 to .75 to 1. The Loan Agreement also includes a term loan in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at the prime rate plus 1.5 percent which is due monthly. The outstanding balance of the term loan obligation was $1,125,000 at June 30, 2001. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

The Company at June 30, 2001 had total borrowings under its working capital credit facility of $8,526,000, with remaining availability of approximately $661,000.

On June 1, 2001 in connection with the Aviv acquisition (see Note 7), the Company and PNC Bank amended the loan agreement to provide for a second term loan in the amount of $300,000. This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (8.25% at June 30, 2001).

The current negative economic environment in the Company's markets has the potential to adversely impact the Company's liquidity in a variety of ways, including through reduced sales and potential inventory buildup. Management has revised its sales forecasts and business plan in light of its view of current economic conditions, and believes that cash generated from operations and funds available under the Loan Agreement should be sufficient to meet the Company's working capital needs in 2001. There can be no assurance, however, that a continued slowdown in the economy or other factors will not cause the Company to fail to meet its revised forecasts, or otherwise result in liquidity concerns.

Cash Flows from Operations
--------------------------

Net cash used in operating activities during the six months ended June 30, 2001 was $1,575,000. This compares to net cash provided by operating activities of $2,962,000 in the same period last year or a decrease of $4,537,000. From December 31, 2000 to June 30, 2001, inventories and other assets increased $1,573,000 and $21,000, respectively and accounts payable and accrued liabilities decreased $683,000. The loss for the period was $887,000.

These outflows were offset by a decrease in accounts receivable and prepaid expenses and other current assets of $518,000 and $137,000, respectively. This was accompanied by non- cash depreciation and amortization charges of $497,000, a provision for inventory reserves of $89,000 and an unrealized currency loss of $348,000.

Cash Flows from Investing
-------------------------

The Company made capital expenditures of $169,000 during the six months ended June 30, 2001 as compared to $68,000 during the same period in 2000. Cash acquired in excess of Aviv acquisition costs totaled $40,000. In connection with the acquisition of PSI, additional acquisition costs totaled $31,000.

Cash Flows from Financing
-------------------------

Net cash provided by financing activities for the six months ended June 30, 2001 was $2,097,000. This compares to net cash used in financing activities of $2,339,000 in the same period last year. From December 31, 2000 to June 30, 2001 the Company's borrowing against its accounts receivables and long-term debt increased $179,000 and $150,000, respectively. The Company's borrowing under line of credit agreements increased $1,899,000 and there were proceeds from issuance of common stock of $37,000. Offsetting these inflows was the repayment of the Company's lease obligation totaling $118,000 and repayment of affiliate debt of $50,000.

Total borrowings under the Company's working capital credit facility at June 30, 2001 were $8,526,000, with remaining availability of approximately $661,000.

Forward-Looking Statements
--------------------------

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report and include the risks associated with the expansion of the Company's business, the possible inability of the Company to integrate the PSI and the Aviv businesses it has acquired, risks associated with a recessionary or near recessionary economic environment, dependence on the capital spending policies of the Company's customers, as well as factors that affect the materials test systems industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ended June 30, 2001.

          (a)    The date of the Meeting was May 15, 2001.

          (b)    At  the  Meeting,   the  following  persons  were  elected  as
                 directors of the Company, each receiving the number of votes set forth opposite their names below:

                                              For      Against    Abstain
                                              ---      -------    -------
                 Robert M. Castello        19,445,972   7,000       ---
                 Merrick G. Andlinger      19,445,972   7,000       ---
                 Mark F. Callaghan         19,445,972   7,000       ---
                 Richard J. Giacco         19,452,752     220       ---
                 Robert K. Prud'homme      19,452,972     ---       ---
                 David R. Smith            19,452,972     ---       ---

          (c) The Stockholders also approved a proposal to ratify the appointment of Mahoney Cohen & Company, CPA, P.C., as the Company's independent public accountants. Such proposal received 19,452,472 votes for such proposal, 500 votes against such proposal and no abstentions.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 None.

          (b)    Report on Form 8-K

                 The Company filed a Current Report on Form 8-K on June 4, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RHEOMETRIC SCIENTIFIC, INC.



August 14, 2001                    By:   /s/ Joseph Musanti
                                       -----------------------------------
                                       Joseph Musanti, Vice President,
                                       Finance and Chief Financial Officer