Form 10-Q
period 2001-09-30
RHEOMETRIC SCIENTIFIC INC
filed 2001-11-14
CIK 779164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2001
                                            ------------------

                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number:    0-14617
                           -------


                          RHEOMETRIC SCIENTIFIC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                               61-0708419
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

   One Possumtown Road, Piscataway, NJ                  08854-2103
   ---------------------------------------              ----------
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

                            Yes    X         No
                                  ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at November 13, 2001
   --------------------------------------       --------------------------------
   Common Stock, $.01 par value per share                   24,840,161

                           Rheometric Scientific, Inc.

                               Index to Form 10-Q


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of September 30, 2001
      and December 31, 2000                                                  3

      Condensed Consolidated Statements of Operations for the three
      and nine months ended September 30, 2001 and 2000                      4

      Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 2001 and 2000                          5

      Condensed Consolidated Statements of Comprehensive Income
      (Loss) for the three and nine months ended September 30,
      2001 and 2000                                                          6

      Notes to Condensed Consolidated Financial Statements                   6

   Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition                   12

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                     15

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                16

       (a)  Exhibits
       (b)  Reports on Form 8-K

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                       September                  December
ASSETS                                                                 30, 2001                   31, 2000
                                                                       --------                   --------
Current Assets
Cash                                                                  $      998                  $      786
Accounts receivable, net                                                   9,891                       9,858
Inventories, net
   Finished goods                                                          2,667                       1,664
   Work in process                                                         1,053                       1,045
   Assembled components, materials, and parts                              4,987                       4,138
                                                                      ----------                  ----------
                                                                           8,707                       6,847
Prepaid expenses and other assets                                            607                         882
                                                                      ----------                  ----------

   Total current assets                                                   20,203                      18,373
                                                                      ----------                  ----------

Property, plant, and equipment                                            17,029                      16,062
Less accumulated depreciation and amortization                            11,447                      10,815
                                                                      ----------                  ----------
Property, plant, and equipment, net                                        5,582                       5,247
Goodwill                                                                   5,342                       2,349
Other assets and deferred financing costs                                    743                         823
                                                                      ----------                  ----------

   Total Assets                                                       $   31,870                  $   26,792
                                                                      ==========                  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term bank borrowings                                            $    9,681                  $    6,553
Current maturity of long-term debt                                           716                         524
Current maturity of long-term debt affiliate                                 100                           -
Accounts payable                                                           2,918                       3,400
Borrowings against accounts receivable                                       234                         385
Accrued liabilities                                                        3,989                       3,543
                                                                      ----------                  ----------

   Total current liabilities                                              17,638                      14,405
                                                                      ----------                  ----------

Long-term debt                                                             5,512                       5,395
Long-term debt - affiliate                                                   650                       1,000
Other long-term liabilities                                                  151                         151
                                                                      ----------                  ----------

   Total liabilities                                                      23,951                      20,951
                                                                      ----------                  ----------

Commitments and Contingencies

Convertible Redeemable Preferred Stock                                      --                         1,000
                                                                      ----------                  ----------
Shareholders' Equity
Preferred Stock, par value of $.01, authorized one million shares, no shares issued and outstanding at September 30, 2001 and one thousand
  at December 31, 2000                                                      --                          --
Common stock, par value of $.01, authorized 49,000 shares; issued
  27,640 shares at September 30, 2001 and 25,716 at December 31, 2000        276                         257
Additional paid-in capital                                                37,273                      33,248
Accumulated deficit                                                      (29,621)                    (28,738)
Treasury stock, at cost, 2,800 shares at September 30, 2001 and
  December 31, 2000                                                         --                          --
Accumulated other comprehensive  (loss)/income                                (9)                         74
                                                                      ----------                  ----------

   Total shareholders' equity                                              7,919                       4,841
                                                                      ----------                  ----------

   Total Liabilities & Shareholders' Equity                           $   31,870                  $   26,792
                                                                      ==========                  ==========

See Notes to Condensed Consolidated Financial Statements.


                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                          September 30,
                                                          2001           2000                 2001             2000
                                                          ----           ----                 ----             ----

     Sales                                            $  8,409         $  6,619             $ 23,450         $ 21,046

     Cost of sales                                       4,869            3,441               13,141           11,049
                                                      --------         --------             --------         --------

     Gross profit                                        3,540            3,178               10,309            9,997
                                                      --------         --------             --------         --------

     General and administrative expenses                   816              216                2,285            1,449
     Marketing and selling expenses                      1,923            1,982                6,053            5,892
     Research and development expenses                     555              436                1,542            1,453
                                                      --------         --------             --------         --------

     Total Operating Expenses                            3,294            2,634                9,880            8,794
                                                      --------         ---------            ---------        ---------

     Operating income                                      246              544                  429            1,203

     Interest expense                                     (355)            (340)              (1,043)            (962)

     Foreign currency gain/(loss)
                                                           131             (200)                (251)            (383)
                                                      --------         ---------            ---------        ---------

     Income /(loss) before income taxes                     22                4                 (865)            (142)

     Income taxes                                          (18)              -                   (18)              (3)
                                                      --------         ---------            ---------        ---------

     Net income/ (loss)                               $      4         $      4             $   (883)        $   (145)
                                                      ========         ========             =========        =========

     Net income/(loss) per share
       Basic                                             $0.00            $0.00               $(0.04)          $(0.01)
                                                         =====            =====               =======          =======
       Diluted                                           $0.00            $0.00               $(0.04)          $(0.01)
                                                         =====            =====               =======          =======
     Average number of shares Outstanding
       Basic                                            24,685           21,236               23,658           17,892
                                                        ======           ======               ======           ======
       Diluted                                          28,290           26,142               23,658           17,892
                                                        ======           ======               ======           ======


See Notes to Condensed Consolidated Financial Statements


                           RHEOMETRIC SCIENTIFIC, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLO
                                 (In thousands)
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                  2001             2000
                                                                                  ----             ----

Cash Flows from Operating Activities:
Net loss                                                                        $   (883)      $    (145)
Adjustments to reconcile net loss to net cash  used  in
        operating activities:
      Depreciation and amortization of plant and equipment                           663             618
      Amortization of goodwill and intangibles                                       102             121
      Provision for inventory reserves                                               180             132
      Unrealized currency loss                                                       180             392
Changes in assets and liabilities (net of effect of Aviv acquisition):
      Accounts receivable                                                            529             845
      Inventories                                                                 (1,466)            411
      Prepaid expenses and other current assets                                      211            (340)
      Accounts payable and accrued liabilities                                    (1,821)            498
      Other assets                                                                    39            (200)
      Other non-current liabilities                                                 -                 (4)
                                                                                ---------      ----------

Net cash (used in)/provided by operating activities                               (2,266)          2,328
                                                                                ---------      ----------

Cash Flows from Investing Activities:
      Aviv acquisition costs net of cash acquired ($327)                             (30)            -
      PSI acquisition costs                                                          (50)            -
      Purchases of property, plant, and equipment                                   (225)           (115)
                                                                                ---------      ----------
Net cash used in investing activities                                               (305)           (115)
                                                                                ---------      ----------

Cash Flows from Financing Activities:
      Net borrowings under line of credit agreements                               3,053           1,316
      Net repayments against accounts receivables                                   (133)           (960)
      Net borrowings long-term debt                                                   62           1,500
      Repayment of long-term debt affiliate                                          (50)         (3,500)
      Repayment Mettler                                                              -            (1,212)
      Proceeds from issuance of common stock net of issuance
        costs                                                                         73             896
      Repayment of lease obligations                                                (204)           (293)
                                                                                ---------      ----------
Net cash provided by/(used in) financing activities                                2,801          (2,253)
                                                                                ---------      ----------

Effect of exchange rate changes on cash                                              (18)            (10)
                                                                                ---------      ----------

Net increase/(decrease) in cash                                                      212             (50)
Cash at beginning of period                                                          786             265
                                                                                ---------      ----------
Cash at end of period                                                           $    998       $     215
                                                                                =========      ==========

Cash payments for interest                                                      $  1,021       $     956
                                                                                =========      ==========

Cash payments for income taxes                                                  $      5       $     190
                                                                                =========      ==========


See Notes to Condensed Consolidated Financial Statements.


                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)



                                                    Three Months                           Nine Months
                                                  Ended September 30,                   Ended September 30,
                                                2001               2000               2001                2000
                                                ----               ----               ----                ----

Net income/(loss)                            $       4          $       4          $    (883)          $    (145)
Other comprehensive income/(loss)
  Foreign currency translation
     Adjustments                                   267               (113)               (83)               (143)
                                             ---------          ----------         ----------          ----------
Comprehensive income/(loss)                  $     271          $    (109)         $    (966)          $    (288)
                                             =========          ==========         ==========          ==========


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

     On June 29,  2001,  Statement of Financial  Accounting  Standards  No. 141,
     "Business Combinations" ("SFAS 141") was approved by the FASB. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets, arising from these business combinations, will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

     On June 29, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was approved by the FASB. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". We are required to implement SFAS 142 on January 1, 2002. If SFAS 142 had been in effect for the nine month period ended September 30, 2001, amortization expense related to goodwill and net loss would have decreased by approximately $69,000. Impairment reviews may result in future periodic write downs.

2.   Earnings/(Loss) Per Share

     The Company calculates basic and diluted earnings/(loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings/(loss) per share excludes any dilutive effect of stock options, warrants, and convertible securities.

     The following table sets forth the computation of basic and diluted earnings/(loss) per share:


                                                                 Three Months               Nine Months
                                                             Ended September 30,         Ended September 30,
(dollars in thousands except per share data)                2001           2000           2001         2000
--------------------------------------------                ----           ----           ----         ----
Net income (loss) available to common
    Shareholders                                                 4             4          (883)        (145)
                                                            ------        ------       --------     --------
Denominator for basic earnings (loss) per share:
    Weighted average:
       Common shares outstanding                            24,685        21,236        23,658       17,892

Effect of dilutive securities:
  Preferred Stock                                               78         1,000          -            -
  Stock options                                                415           355          -            -
  Warrants                                                   3,112         3,551          -            -
                                                            ------        ------       --------     --------
Denominator for diluted earnings (loss) per share           28,290        26,142        23,658       17,892
                                                            ------        ------       --------     --------
Basic earnings (loss) per share                             $ 0.00        $ 0.00       $ (0.04)     $ (0.01)
                                                            ------        ------       --------     --------
Diluted earnings (loss) per share                           $ 0.00        $ 0.00       $ (0.04)     $ (0.01)
                                                            ------        ------       --------     --------


3.   Long-term Debt and Short-term Borrowings

Long-term debt consists of the following:


                                                                   September 30, 2001       December 31, 2000
                                                                   ------------------       -----------------

Obligation under sale/leaseback payable through February
      2011, with interest imputed at a weighted-average
      rate of 13.9% for 2001 and 2000, respectively                     $4,632,000                $4,644,000

Term loan payable through March 2003.  Loan bears interest
      at prime plus 1.5% (7.5% at September 30, 2001 and
      11.00%  at December 31, 2000)                                      1,050,000                 1,275,000

Obligation under capital leases payable through  2002,
      with interest imputed at a  rate of  8.5% for 2001                   113,000                      -

Obligation under capital leases payable through  2006,
      with interest imputed at a  rate of  9.7% for 2001                   145,000                      -

Term loan payable through June 2005.  Loan bears interest
      at prime plus 1.5% (7.5% at September 30, 2001)                      288,000                      -
                                                                        ----------                ----------
                                                                         6,228,000                 5,919,000
Less current maturities                                                    716,000                   524,000
                                                                        ----------                ----------
                                                                        $5,512,000                $5,395,000
                                                                        ==========                ==========




The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement"), dated as of March 6, 2000, between the Company and PNC Bank, National Association ("PNC Bank") provides for a total credit facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 6.00% at September 30, 2001. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the period ending June 30, 2000 and 1.1 to 1 thereafter. As of June 30, 2001 the Company was in violation of this financial covenant. On August 14, 2001, PNC Bank issued a waiver with respect to June 30, 2001 and amended the financial covenant for September 30, 2001 to .75 to 1. As of September 30, 2001 the Company is in compliance with the amended covenant. The Loan Agreement also includes a term loan in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at the prime rate plus 1.5 percent (7.5% at September 30, 2001) which is due monthly. The outstanding balance of the term loan obligation was $1,050,000 at September 30, 2001. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

The Company at September 30, 2001 had total borrowings under its working capital credit facility of $9,681,000, with remaining availability of approximately $935,000.

On May 31, 2001, in connection with the Aviv acquisition (see Note 7), the Company and PNC Bank amended the Loan Agreement to provide for a second term loan in the amount of $300,000. This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (7.5% at September 30, 2001). The outstanding balance of the second term loan was $288,000 at September 30, 2001.


4.   Convertible Redeemable Preferred Stock

On March 6, 2000, in connection  with Andlinger  Capital XXVI LLC's  ("Andlinger
Capital XXVI") investment in the Company, the Company issued to Axess Corporation ("Axess") 1,000 shares of convertible redeemable preferred stock with a $1,000 per share liquidation preference, redeemable over a five year period. Each such preferred share is subject to mandatory redemption at $1,000 per share, or convertible at the holder's option into 1,000 shares of the Company's common stock.

On May 2, 2001, Axess converted 200 shares of the preferred stock into 200,000 shares of common stock of the Company. Subsequently on July 2, 2001, Axess transferred the remaining 800 shares of preferred stock to State Farm Mutual Automobile Insurance Company ("State Farm") (See Note 8).

On July 10, 2001, State Farm converted the 800 shares of preferred stock into 800,000 shares of common stock of the Company.

5.   Operating Segments/Foreign Operations and Geographic Information

The Company's three reportable segments are Domestic, Europe, and the Far East. Summarized financial information concerning the Company's reportable segments is shown below:


(In thousands)                        Domestic         Europe          Japan         Consolidated
-------------------------------------------------------------------------------------------------
Trade Sales:
YTD  9/30/01                           14,286           4,376           4,788           23,450
YTD  9/30/00                           12,616           4,600           3,830           21,046
Intercompany Sales:
YTD  9/30/01                            4,442             985               0              -
YTD  9/30/00                            3,904             892               0              -
Operating Income:
YTD  9/30/01                              416            (500)            513              429
YTD  9/30/00                            1,614            (506)             95            1,203
Total Assets Period Ended
9/30/01                                23,128           4,420           4,322           31,870
12/31/00                               17,737           4,419           4,636           26,792
Depreciation and Amortization (including Goodwill and Intangibles):
YTD  9/30/01                              676              60              29              765
YTD  9/30/00                              617             108              14              739




Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors.

6.   Protein Solutions Acquisition

Effective  November  17,  2000,  the  Company  acquired  all of the  issued  and outstanding capital stock of PSI Holding Corporation, a Virginia corporation ("PSI"), and its wholly-owned subsidiaries, Protein Solutions, Inc., a Virginia corporation and its affiliate Protein Solutions Ltd., a corporation organized under the laws of England and Wales, when PSI merged with and into PSI Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Sub"), pursuant to a Merger Agreement (the "Merger Agreement"), dated as of November 20, 2000. PSI was acquired for approximately $525,000 cash and approximately 680,000 shares of Rheometric common stock. Upon consummation of the merger, Acquisition Sub changed its name to Protein Solutions Holdings, Inc. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of November 17, 2000. The Company's condensed consolidated statements of operations do not include the revenues and expenses of PSI prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $2,406,000 is being amortized on a 40-year straight-line basis through December 31, 2001. Commencing January 1, 2002, goodwill will no longer be amortized but will be reviewed for impairment.

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

7.   Aviv Instruments Acquisition

Effective May 31, 2001, the Company, through its wholly-owned subsidiary, Tel Acquisition Corp., a Delaware corporation ("Tel Acquisition") acquired all of the issued and outstanding capital stock of Aviv Instruments, Inc. a New Jersey corporation, and Aviv Associates, Inc., a New Jersey corporation (collectively, the "Aviv Companies"), pursuant to a Merger Agreement (the "Merger Agreement"), dated as of May 31, 2001, pursuant to which the Aviv Companies merged with and into Tel Acquisition. In exchange for all of the issued and outstanding capital stock of the Aviv Companies, the Company issued to the stockholders of the Aviv Companies 805,882 shares of the Company's common stock. Upon consummation of the merger, Tel Acquisition changed its name to Aviv Instruments, Inc. ("Aviv Instruments"). In addition, the Company and Aviv Instruments made cash payment of approximately $1,221,000 to pay off existing indebtedness of the Aviv Companies, approximately $1,145,000 of which was owed to the stockholders of the Aviv Companies or their affiliates. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisitions effective date of May 31, 2001. The Company's condensed consolidated statement of operations do not include the revenues and expenses of Aviv Instruments, Inc. prior to the acquisition date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $2,930,000 and is being amortized on a 40-year straight-line basis through December 31, 2001. Commencing January 1, 2002, goodwill will no longer be amortized but will be reviewed for impairment.

8.   Transfer of Shares

On July 2, 2001, State Farm acquired from Axess 6,422,933 shares of Rheometric Scientific common stock along with 800 shares of the Company's convertible redeemable preferred stock. The total shares acquired by State Farm (including as outstanding the 800,000 shares issuable upon conversion of the 800 shares of convertible redeemable preferred stock) represents approximately 30% of the outstanding common stock of the Company. On July 10, 2001 State Farm converted the 800 shares of preferred stock into 800,000 shares of common stock.

9.   Subordinated Promissory Note - Affiliate

On March 6, 2000 in conjunction with the Andlinger transaction the Company issued to Axess a subordinated promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines. In the absence of this sale, repayment began on March 31, 2001 in the amount of $50,000 per quarter plus accrued interest on the unpaid balance at a rate of 6% per annum. One payment for $50,000 was made. The entire unpaid principal and interest balance was due and payable on February 28, 2006.

On September 28, 2001 Axess converted $200,000 of the principal balance along with accrued interest of $30,000 into 65,762 shares of the Company's common stock. As a result the Company and Axess executed an amended and restated subordinated promissory note for the remaining amount of $750,000 payable upon the sale of one of the Company's product lines. In the absence of this sale, repayment is to begin on June 30, 2002 in the amount of $50,000 per quarter plus accrued interest on the unpaid balance at a rate of 6% per annum. Interest begins to accrue as of April 1, 2002. The entire unpaid principal and interest balance is due and payable on February 28, 2006.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Sales for the three- and nine-month periods ended September 30, 2001 increased $1,790,000 and $2,404,000 (or 27.0% and 11.4%), respectively, as compared to the corresponding periods in 2000, despite an adverse currency effect for the three and nine month periods of $251,000 and $873,000 respectively. The increase in revenue for the nine-month period ended September 30, 2001 resulted from an increase in the Americas and Japan of $1,670,000, and $958,000 respectively offset by a decrease in Europe of $224,000. Included in the Americas are sales for the nine month period ended September 30, 2001 of $3,997,000 of sales for PSI and Aviv which are not reflected in the prior periods. The increase in revenue for the three-month period ended September 30, 2001 represents an increase in the Americas and Japan of $1,566,000 and $502,000 respectively, offset by a decrease in Europe of $278,000. Included in the third quarter 2001 Americas sales are $1,860,000 of sales for PSI and Aviv which are not reflected in the prior period. The gross profit percentages for the three and nine months ended September 30, 2001 were 42.1% and 44.0% respectively, compared to 48.0% and 47.5% over the same periods in the prior year. The gross profit percentage decrease was a result of unfavorable product mix in the Company's Rheology and Thermal Business, along with lower gross profit relating to PSI and Aviv which were not included in the prior periods.

Operating expenses for the three and nine months ended September 30, 2001 increased by $660,000 and $1,086,000 respectively compared to the corresponding periods in the prior year. However, 2001 year to date operating expenses include $1,271,000 of operating expenses for PSI and Aviv. For both the three-and nine-month periods, operating expenses were favorably affected by foreign currency translation of $70,000 and $265,000 respectively. Excluding the currency effect and the PSI and Aviv expenses, operating expenses for the nine months ended September 30, 2001 increased by $80,000. With the adoption of "SFAS 142 - Goodwill and Other Intangible Assets" in January of 2002, the Company will no longer be required to amortize goodwill. If SFAS 142 had been in effect for the nine month period ended September 30, 2001, operating expenses would have decreased by approximately $69,000. Impairment reviews may result in future periodic write downs.

Net interest expense for the three and nine months ended September 30, 2001 increased $15,000 and $81,000 respectively, compared to the corresponding periods in the prior year. These increases are the result of the Company carrying higher loan balances offset by lower interest rates.

The foreign currency adjustments for the three and nine months ended September 30, 2001 were a net gain of $131,000 and a net loss of $251,000 respectively. The year-to-date adjustment was primarily due to transaction losses of $256,000 resulting from the French Franc, Japanese Yen, and German Mark against the U.S. Dollar. These were offset by a gain of $5,000 resulting from the British Pound against the U.S. Dollar.

Net income for the third quarter was $4,000, compared to net income of $4,000 for the same period in 2000. This was achieved mainly as a result of the favorable change in the foreign currency adjustment for the quarter of $331,000. While sales increased $1,790,000, cost of sales, operating expenses and interest expense increased by $1,428,000, $660,000 and $15,000 respectively. Income tax expense increased by $18,000 .

Net loss in the nine months ended September 30, 2001 was $883,000, compared to a net loss of $145,000 for the same period in 2000. While sales increased $2,404,000 during the period, cost of sales increased by $2,092,000. The gross profit percentage decrease was a result of unfavorable product mix in the Company's Rheology and Thermal Business, along with lower gross profit relating to PSI and Aviv which were not included in the prior periods. Also contributing to the higher loss was an increase in operating expenses of $1,086,000, an increase in interest expense of $81,000, an increase in income tax expense of $15,000, offset by a decrease in the currency loss of $132,000 as compared to the same period last year.

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

Financing, Liquidity, and Capital Resources
-------------------------------------------

The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement"), dated as of March 6, 2000, between the Company and PNC Bank, National Association ("PNC Bank") provides for a total credit facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 6.00% at September 30, 2001. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the period ending June 30, 2000 and 1.1 to 1 thereafter. As of June 30, 2001 the Company was in violation of this financial covenant. On August 14, 2001, PNC Bank issued a waiver with respect to June 30, 2001 and amended the financial covenant for September 30, 2001 to .75 to 1. As of September 30, 2001, the
Company is in compliance with the amended covenant. The Loan Agreement also includes a term loan in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at the prime rate plus 1.5 percent (7.5% at September 30, 2001) which is due monthly. The outstanding balance of the term loan obligation was $1,050,000 at September 30, 2001. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

The Company at September 30, 2001 had total borrowings under its working capital credit facility of $9,681,000, with remaining availability of approximately $935,000.

On May 31, 2001 in connection with the Aviv acquisition (see Note 7), the Company and PNC Bank amended the loan agreement to provide for a second term loan in the amount of $300,000.

This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (7.5% at September 30, 2001). The outstanding balance of the second term loan was $288,000 at September 30, 2001.

On March 6, 2000 in conjunction with the Andlinger transaction the Company issued to Axess a subordinated promissory note in the principal amount of $1,000,000 payable upon the sale of one of the Company's product lines. In the absence of this sale, repayment began on March 31, 2001 in the amount of $50,000 per quarter plus accrued interest on the unpaid balance at a rate of 6% per annum. One payment for $50,000 was made. The entire unpaid principal and interest balance was due and payable on February 28, 2006.

On September 28, 2001 Axess converted $200,000 of the principal balance along with accrued interest of $30,000 into 65,762 shares of the Company's common stock. As a result the Company and Axess executed an amended and restated subordinated promissory note for the remaining amount of $750,000 payable upon the sale of one of the Company's product lines. In the absence of this sale, repayment is to begin on June 30, 2002 in the amount of $50,000 per quarter plus accrued interest on the unpaid balance at a rate of 6% per annum. Interest begins to accrue as of April 1, 2002. The entire unpaid principal and interest balance is due and payable on February 28, 2006.

On July 2, 2001, State Farm acquired from Axess 6,422,933 shares of Rheometric Scientific common stock along with 800 shares of the Company's convertible redeemable preferred stock. The total shares acquired by State Farm (including as outstanding the 800,000 shares issuable upon conversion of the 800 shares of convertible redeemable preferred stock) represents approximately 30% of the outstanding common stock of the Company. On July 10, 2001 State Farm converted the 800 shares of preferred stock into 800,000 shares of common stock.

The current negative economic environment in the Company's markets has the potential to adversely impact the Company's liquidity in a variety of ways, including through reduced sales and potential inventory buildup. Management has revised its sales forecasts and business plan in light of its view of current economic conditions, and believes that cash generated from operations and funds available under the Loan Agreement should be sufficient to meet the Company's working capital needs for at least the next twelve months. There can be no assurance, however, that a continued slowdown in the economy or other factors will not cause the Company to fail to meet its revised forecasts, or otherwise result in liquidity concerns.


Cash Flows from Operations
Net cash used in operating activities during the nine months ended September 30, 2001 was $2,266,000. This compares to net cash provided by operating activities of $2,328,000 in the same period last year or a decrease of $4,594,000. From December 31, 2000 to September 30, 2001, inventories increased $1,466,000 and accounts payable and accrued liabilities decreased $1,821,000. The loss for the period was $883,000. These outflows were offset by a decrease in accounts receivable, prepaid expenses and other current assets and other assets of $529,000, $211,000 and $39,000, respectively. This was accompanied by non-cash depreciation and amortization and amortization of goodwill and intangibles of $765,000, a provision for inventory reserves of $180,000 and an unrealized currency loss of $180,000.

Cash Flows from Investing
The Company made capital expenditures of $225,000 during the nine months ended September 30, 2001 as compared to $115,000 during the same period in 2000. Aviv acquisition costs in excess of cash acquired totaled $30,000. In connection with the acquisition of PSI, additional acquisition costs totaled $50,000.


Cash Flows from Financing
Net cash provided by financing activities for the nine months ended September 30, 2001 was $2,801,000. This compares to net cash used in financing activities of $2,253,000 in the same period last year. From December 31, 2000 to September 30, 2001 the Company's borrowing against its accounts receivables and long-term debt decreased $133,000 and increased $62,000, respectively. The Company's borrowing under line of credit agreements increased $3,053,000 and there were proceeds from issuance of common stock of $73,000. Offsetting these inflows was the repayment of the Company's lease obligations totaling $204,000 and repayment of affiliate debt of $50,000.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives, or other financial instruments for trading or speculative purposes. The Company is exposed to market risk related to changes in exchange and interest rates.

                           PART II. OTHER INFORMATION





Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on September 17, 2001 in connection with (i) the appointment on August 27, 2001 of Paul Mangano as the Company's President and Chief Operating Officer, (ii) the listing of the Company's common stock on the American Stock Exchange commencing September 5, 2001 and (iii) the resignation of Richard J. Giacco from the Company's Board of Directors effective August 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RHEOMETRIC SCIENTIFIC, INC.



November 14, 2001                        By /s/ Joseph Musanti
                                            -----------------------------------
                                            Joseph Musanti, Vice President,
                                            Finance and Chief Financial Officer