Form 10-K
period 2001-12-31
RHEOMETRIC SCIENTIFIC INC
filed 2002-04-01
CIK 779164

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       December 31, 2001
                          ------------------------------------------------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number 0-14617
                      --------

                           Rheometric Scientific, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                     61-0708419
----------------------------------------    ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

    One Possumtown Road, Piscataway, N.J.                   08854
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (732) 560-8550
                                                   -----------------------------
Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered

Common Stock, $.01 par value per share   American Stock Exchange
---------------------------------------  ---------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 18, 2002: $20,640,693 (For purposes of this filing only, all executive officers and directors have been classified as affiliates.)

The number of shares of the registrant's Common Stock outstanding as of March 18, 2002 was 24,926,411.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: Portions of the registrant's definitive Proxy Statement to be filed on or before April 30, 2002 in connection with the registrant's Annual Meeting of Stockholders scheduled to be held on May 16, 2002, are incorporated by reference into Part III of this report.

The Exhibit Index appears on page: 37

================================================================================

                                     Part I
                                     ------

        (Items either not applicable or not material have been excluded)

Item I.  Business

                                   Background

General

Rheometric Scientific, Inc. designs, manufactures, markets, and services computer-controlled materials test systems used to make physical property measurements, such as viscosity, elasticity, and thermal analysis behavior, on various materials including, plastics, composites, petrochemicals, rubber, chemicals, paints, coatings, pharmaceuticals, cosmetics and foods. With two recent acquisitions, we have complemented and extended our physical properties measurement capability beyond rheology, viscosity and thermal analysis into the life sciences instrumentation areas of particle sizing and biomolecular characterization. Our product offerings, most of which are proprietary or patented, consist of rheological, viscosity, thermal analytical, spectrometers and light scattering laboratory instruments used for research and product development; on-line rheological sensors for controlling and assuring product quality in various manufacturing processes; and integrated systems for direct on-line control of manufacturing processes. All systems combine special sampling technologies and multiple sensor technologies to provide various measurements for research, development and product quality. We have developed a proprietary software product that operates most of our instruments and develops sophisticated reporting for our customers. We sell our products worldwide, primarily to Fortune 500 and other leading international corporations, as well as independent research laboratories and educational and governmental institutions. Our corporate executive offices are located in Piscataway, New Jersey. Our manufacturing operations are located in Piscataway and Lakewood, New Jersey and High Wycombe, UK. Sales offices are located in England, France, Germany, Italy and Japan.


History

In 1970, we were co-founded by Dr. Joseph M. Starita and Dr. Chris Macosko and incorporated in Kentucky under the name Rheometrics, Inc. In 1981, we reincorporated in New Jersey. In 1985, following completion of a $7 million stock offering, we became a public company. Through a series of transactions between 1991 and 1994, Axess Corporation acquired 76.6% of our common stock. We changed our name to Rheometric Scientific, Inc. in November 1994.

In 1994, we acquired the Polymer Laboratories Thermal Sciences Business through a series of transactions involving Axess Corporation. In 1995, we acquired from Mettler-Toledo AG the exclusive, worldwide rights for two rheological test instruments, the RM180 and RM260, that serve the coatings, paints, biological fluids, cosmetics and lubricants industries. Effective May 10, 1999, we revised our original agreement with Mettler dated December 21, 1994 whereby we agreed to commence production of the RM180 and RM260 products within 30 days.


Andlinger Capital XXVI. On March 6, 2000, pursuant to a Securities Purchase Agreement dated as of February 17, 2000, by and between our company, Axess Corporation and Andlinger Capital XXVI LLC, as amended and certain related agreements, Andlinger Capital XXVI acquired control of our company by purchasing
(i) 10,606,000 newly issued shares of our common stock and (ii) warrants to purchase (x) an additional 2,000,000 shares of our common stock at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 and (y) an additional 4,000,000 shares of our common stock at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003, for the aggregate consideration of $1,825,000. Upon consummation of this transaction Andlinger Capital XXVI acquired the power to vote an aggregate of
16,606,000 shares of our common stock (of which 6,000,000 shares were attributable to the warrants) representing at that time approximately 74% of our issued and outstanding common stock (including as outstanding for the purposes of determining such percentage the 6,000,000 shares then issuable upon exercise of the warrants). Based on reports filed with the SEC, as of March 30, 2002, Andlinger Capital XXVI was the beneficial owner of 16,606,000 shares of our common stock, representing approximately 59.4% of our issued and outstanding common stock (including as outstanding for purposes of determining such percentage 5,000,000 shares issuable upon exercise of the remaining warrants held by Andlinger Capital XXVI).


Credit Facility. On March 6, 2000, in connection with the transactions under the Securities Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, we made a final payment under our then existing working capital revolving credit facility and terminated such facility and obtained a new credit facility with PNC Bank, National Association. The new Revolving Credit, Term Loan and Security Agreement, which provides for a total facility of $14,500,000 is more fully described in Note 3 of Notes to Consolidated Financial Statements. Our current liquidity position is more fully described under the heading "Financing, Liquidity and Capital Resources" in the "Management's Discussion and Analysis of Financial Condition and Results of Operation" section of this document.

On March 6, 2000, in conjunction with the Andlinger Capital XXVI transaction, the Mettler debt was settled for the amount of $1,212,296. This payment satisfied the entire debt to Mettler including the amount related to inventory.


Protein Solutions Acquisition. Effective November 17, 2000, we acquired all of the issued and outstanding capital stock of PSI Holding Corporation, a Virginia corporation, and its wholly-owned subsidiaries, when PSI Holding Corporation merged with and into PSI Acquisition Corp., our wholly-owned subsidiary, pursuant to a Merger Agreement, dated as of November 20, 2000. PSI Holding Corporation includes Protein Solutions, Inc., a Virginia corporation and its affiliate Protein Solutions Ltd., a corporation organized under the laws of England and Wales. PSI Holding Corporation was acquired for approximately
$525,000 cash and approximately 680,000 shares of our common stock. Upon consummation of the merger, PSI Acquisition Corp. changed its name to Protein Solutions Holdings, Inc. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of November 17, 2000. Our consolidated statements of operations do not include the revenues and expenses of Protein Solutions prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $2,452,000 was amortized on a 40-year straight-line basis through December 31, 2001. Commencing January 1, 2002, goodwill will no longer be amortized, but will be reviewed for impairment.

In conjunction with this acquisition, Andlinger Capital XXVI, exercised warrants for the purchase of one million shares of our common stock at an exercise price of $1.00 per share. These warrants were acquired by Andlinger Capital XXVI in March 2000 in connection with its majority equity investment in our company. A portion of the one million dollars received upon exercise was applied to the cash portion of the purchase price of Protein Solutions. We used the remaining portion of such proceeds for general working capital purposes.

Aviv Acquisition. Effective May 31, 2001, through our wholly-owned subsidiary, Tel Acquisition Corp., a Delaware corporation, we acquired all of the issued and outstanding capital stock of Aviv Instruments, Inc., a New Jersey corporation and Aviv Associates, Inc., a New Jersey corporation, pursuant to a Merger Agreement, dated as of May 31, 2001, pursuant to which the Aviv companies merged with and into Tel Acquisition Corp. In exchange for all of the issued and outstanding capital stock of the Aviv companies, we issued to the stockholders of the Aviv companies 805,882 shares of our common stock. Upon consummation of the merger, Tel Acquisition Corp. changed its name to Aviv Instruments, Inc. In addition, our company and Aviv Instruments made cash payments aggregating approximately $1,221,000 to pay off existing indebtedness of the Aviv companies, approximately $1,145,000 of which was owed to the stockholders of the Aviv companies and their affiliates. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of May 31, 2001. Our consolidated statements of operations do not include the revenues and expenses of Aviv prior to the acquisition date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $3,020,000 and was amortized on a 40-year straight-line basis through December 31, 2001. Commencing January 1, 2002, goodwill will no longer be amortized, but will be reviewed for impairment.

The acquisitions of Protein Solutions and Aviv Instruments complement and extend our physical properties measurement capability beyond rheology, viscosity and thermal analysis into the life sciences instrumentation areas of particle sizing and biomolecular characterization which address complementary market segments. Together, Aviv and Protein Solutions comprise our Protein Solutions Group.


Restructuring of Operations. In the fourth quarter of 2001, we recorded a restructuring provision totaling $1,496,000 for the restructuring of certain Domestic and European operations and the write down on inventories related to specific products we will no longer sell. Key initiatives of the restructuring program include: (a) outsourcing the European service function, (b) centralizing the European sales function at European headquarters, (c) centralizing shared services including order processing, cash collections, and cash application at European headquarters, and (d) streamlining certain domestic functions. The charges consist of approximately $702,000 relating to the inventory write down, and approximately $566,000 for the termination of 28 U.S. and European employees. The $566,000 includes severance pay as per company policy, payroll taxes, accrued vacation for those employees under contract and for the U.S. employees the cost of medical benefits for the severance period. A provision of $228,000 was made for the closing and consolidation of certain European offices. This includes $96,000 related to lease termination costs and any impairment on fixed assets in those locations, $67,000 for the elimination of certain European legal entities, and $65,000 for the cost of lease terminations on automobiles for the European service people. All charges for inventory and fixed assets have been recorded net of any expected salvage value. The restructuring program is expected to yield annualized savings of approximately $1,200,000 related to reduced wages, facility related costs, and depreciation and will be reflected in cost of sales, general and administrative expenses, selling expenses and research and development expenses. The restructuring reserve of $794,000 is classified as accrued restructuring in the Consolidated Balance Sheet while $702,000 is included in inventory.


                             DESCRIPTION OF BUSINESS

Financial Information about Industry Segments

Our three reportable segments are: Domestic, Europe and Japan. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting

Policies. We evaluate the performance of our operating segments based on revenue performance and operating results. Summarized financial information concerning our reportable segments is shown in Note 9 of Notes to the Consolidated Financial Statements.

Narrative

Products.  We  design,  manufacture,  market,  and  service  computer-controlled materials  test systems used to make  physical  property  measurements,  such as viscosity, elasticity, and thermal analysis behavior, on various materials including, plastics, composites, petrochemicals, rubber, chemicals, paints, coatings, pharmaceuticals, cosmetics and foods. With two recent acquisitions, we have complemented and extended our physical properties measurement capability beyond rheology, viscosity and thermal analysis into the life sciences instrumentation areas of particle sizing and biomolecular characterization. Our product offerings, most of which are proprietary or patented, consist of rheological, viscosity, thermal analytical, spectrometers and light scattering laboratory instruments used for research and product development; on-line rheological sensors for controlling and assuring product quality in various manufacturing processes; and integrated systems for direct on-line control of manufacturing processes. All systems combine special sampling technologies and multiple sensor technologies to provide various measurements for research, development and product quality. We have developed a proprietary software product that operates most of our instruments and develops sophisticated reporting for our customers. We sell our products worldwide, primarily to Fortune 500 and other leading international corporations, as well as educational and governmental institutions and independent research laboratories.

o Rheometers. Rheometry measures rheological character in terms of a material's elasticity and viscosity. Understanding these rheological properties helps users predict how a material will process as well as perform in its end use. We have been the leading supplier of rheometers for over 30 years, and we offer a full line of instruments to suit any need. From research, to product development, to quality assurance, our instruments can be found in diverse applications, from studying the texture and flow of foods to measuring the stiffness and stability of high-strength composites. Our rheometer product line includes the Advanced Rheometric Expansion System
    (ARES), RDA III, RFS III, SR5, RME and our solids analyzer the RSA III.

o Thermal Analysis Instruments. Thermal analysis measures the effects of thermal changes on materials. Three key methods are differential scanning calorimetry (DSC), thermogravimetric analysis (TGA), and dynamic mechanical thermal analysis (DMTA). We offer a range of thermal analyzers, including the STA, which combines simultaneous DSC and TGA on a single sample. We also offer a complete selection of accessories and consumables such as DSC pans, and calibration standards.

o Viscometers. Viscosity is one of the most widely used material characterization techniques. To meet both the needs of the analytical lab and the process engineer, we offer two models of viscometers. Our popular RM180 can be used as either a portable viscometer or bench-top unit, and comes with a complete set of concentric cylinder geometries and a rechargeable battery pack for making measurements outside of the lab. The RM265 is a bench-top viscometer, and in addition to concentric cylinder geometries has the added ability of making measurements in either parallel plate or cone and plate geometries.

o Surface Chemistry Instrumentation. Surface science describes the study of interfaces which may be liquid/gas, liquid/liquid, liquid/gas/solid or liquid/liquid/solid and involves measurements such as interfacial tension, contact angle and interfacial rheology. Interfacial tension plays an important part in wetting and emulsification processes, contact angle describes the wetting and adhesive characteristics of a liquid on a solid and interfacial rheology measures the mechanical strength of foams and emulsions, a key factor in the stability mechanism of these systems. Rheometric Scientific is the exclusive world distributor for Camtel Ltd.'s range of surface chemistry instrumentation, which includes a series of force balance tensiometers and contact angle meters and the world's leading interfacial shear rheometer, CIR-100.

o Process Control Rheometers (PCR). Controlling polymeric processes requires a robust instrument with great flexibility, and the PCR product line was designed specifically to meet this need. The PCR can be configured with different size metering pumps, slit dies, and the capability to inspect the melt with optical analyzers. The PCR utilizes a "return-to-stream" system in which a sample of the melt is drawn continuously from the process line via a capillary, through a valve block and a metering pump into a slit die. From there another metering pump transports the melt back to the process line through the valve block and an exit capillary, returning the sample to the melt stream. This results in a system that permits measurement of the sample without any waste or cleanup. PCRs are in use around the world helping companies to produce higher quality polymers while saving money and reducing scrap. Our PCR-620 and the new PCR-630 Series offers flexibility for controlling polymeric processes.

o Software. We differentiate our instruments with our software which provides our customers with advanced analysis packages. RSI Orchestrator, our proprietary software package, runs our laboratory instruments. Plug-in modules offer the ability to customize RSI Orchestrator and provide the latest analysis tools. Process control software written specifically for the PCR provides operators with a simple control panel providing all of the critical information in an intuitive format.

Our  Protein  Solutions  Group  designs,  manufactures,   markets  and  services
instruments for biomolecular characterization, including:

o Dynamic Light Scattering (DLS). DLS systems are used to determine the size of molecules. The instruments in which Protein Solutions specializes are designed specifically for protein molecules, which place them at the very small end of the size spectrum (1 nm up to ~ 1(mu)m).

o Circular Dichroism Spectrometers (CD). CDs determine secondary protein structure and can predict how a protein will react under different conditions.

o   Automated  Titrating   Differential  /  Ratio   Spectrofluorometers.   These
    instruments use florescence to determine protein behavior.

o Spectrophotometers. Spectrophotometers measure how light is absorbed by a protein and can determine size and conformation of the protein.


Raw Material & Components. Our products consist of mechanical and electronic assemblies. A number of raw materials, primarily stainless steel and aluminum, are used to fabricate our mechanical assemblies, and electronic components are used to build our electronic assemblies. We depend upon, and will continue to depend upon, a number of outside suppliers for the components we use in our analytical instrumentation. We also believe that the raw materials and component parts that are used are available from alternate suppliers and do not believe we are dependent upon any one supplier.


Sales, Marketing, Distribution, and Support. Our direct sales force consists of field engineers and systems engineers the majority of whom hold advanced degrees and who have in-depth knowledge of the customers' business and technology needs. Some of our field engineers are account managers for our large accounts, and enhance our understanding of the future needs of these customers. Our systems engineers provide a combination of consulting, systems integration and application and software engineering services, and are instrumental in all stages of the sale, implementation and support of our complex systems and solutions. We have approximately 40 sales, service and support engineers located throughout the world. To help support our sales engineers and our customers, we have regional sales and customer support centers in Germany, Japan and the United States. We believe that the global presence of our direct sales force is an important competitive advantage. We also use value-added resellers to address specific market segments.


Customers. Our customers fall generally into three major categories based on the nature of their products and the processes by which their products are developed:

o   materials manufacturers;

o   product manufacturers; and

o   independent  and  nonprofit  research   laboratories  and  governmental  and
    educational institutions.

We do not have any customer that accounts for more than 10 percent of our sales.


International Operations. For years ending December 31, 2001, 2000, and 1999, our net revenue originating outside the United States, as a percentage of our total net revenue, was approximately 37%, 44% and 47% respectively, the majority of which was from customers other than foreign governments.

Our international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U. S. Dollar and may also become subject to interest rate risk inherent in any debt, investment and finance receivable portfolios we incur.

We believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country.


Competition.   The  market  for  test  and  measurement  instruments  is  highly competitive, and we expect this competition to increase. We believe that the principal factors of competition are:

o   speed, accuracy and cost of instruments;

o   breadth of product offerings;

o   scalability and flexibility of products;

o   ease of product use;

o   ability to upgrade product platform;

o   time to market of new technologies;

o   adherence to industry standards;

o   ability to support emerging industry protocols; and

o   ability to provide localized service and support on a worldwide basis.

We believe we compete favorably with respect to many of these factors and have gained significant market share in many of our targeted markets as a result. We believe our success has been driven by technology leadership, our ability to generate customer loyalty and our track record at anticipating market trends.

We believe that our principal competitors are several domestic and foreign manufacturers, some with greater financial and marketing resources than we. Our competitors include among others: Bohlin Instruments, Mettler Toledo, PerkinElmer Instruments, Shamitsu, TA Instruments and Thermo Haake. To compete with these companies, we offer products of high performance, quality and reliability, backed by service capabilities. We believe that technological requirements and high initial capital expenditures represent significant barriers to entry to this market. However, there can be no assurance that a larger company with greater financial resources will not enter this market at a later date, and that such entry would not have a material adverse impact on our business and operations.

While we are well-positioned in the field of engineering and technology to remain competitive in the face of technological changes that may occur in the marketplace, there can be no assurance that technology superior to ours will not be developed that would have a material adverse effect on our operations.


Patents & Trademarks. We currently have patents for the design and manufacture of certain of our instruments and systems. Due to the rapidly changing technology relative to our product lines, we do not believe that technological patent protection is significant as a competitive factor. Our name and logo are protected under federal trademark laws and we believe that there is significant value associated with our name.


Product Research & Development. Our research and development activities primarily focus on the development of new products and new applications and enhancements for existing products. In our development and testing of new products and applications, we consult with professionals at universities and in the industry worldwide. We believe that our research and development activities are necessary to maintain competitiveness and to better serve our customers.


Employees. At December 31, 2001, we had approximately 220 employees worldwide, 216 of whom work on a full-time basis, and 104 of whom are located at our principal office at Piscataway, New Jersey. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.


Environmental Matters. Our research and development and manufacturing operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and worker health and safety to sites inside and outside the United States, even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws; however, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws to our company may not require our company to incur substantial expenditures.

Technologies. Each instrument system consists of components, some of which include actuators, which manipulate or impart force upon a sample, while others thermally activate samples using controlled furnaces; sensors, which measure the results of such activities upon the sample; and microprocessors, which analyze such results. The design and manufacture of these components requires expertise in several disparate technologies, including electronics, software, mechanics, machining, and environmental control. Most of our instrument systems contain a microcomputer system developed and manufactured by us, which incorporates proprietary expertise in microprocessor applications, data acquisition and analysis, control feedback, and systems development software, including assembly language programming, as well as its own proprietary software and reporting package "Orchestrator." Our laboratory instruments can control motion with high precision, some to within two-millionths of an inch.

The testing of materials ranging from low viscosity water-like fluids to tough steel-like composites requires the precise measurement of forces over a wide dynamic range. We have combined our engineering resources to develop sophisticated sensors capable of measuring forces as small as 10 milligrams to as large as 5,000 pounds.


Seasonal Operations & Backlog. Historically, our sales, (loss) earnings before income taxes, and net (loss) earnings have been cyclical. Typically the quarters ending June and December outperform the quarters ending March and September. This cyclicality is primarily attributable to the capital goods budgeting cycle. Many customers place their orders in the first calendar quarter (after capital budgets have been approved) with delivery in the second calendar quarter due to three or four month average delivery times. Moreover, as the fourth calendar quarter approaches, many customers review their annual budgets and determine that they are able to place an order for delivery by the end of December.


Financial Information about Foreign and Domestic Operations and Export Sales See
Note 9 of Notes to Consolidated Financial Statements.

Item 2.  Properties

We lease a 100,000 square foot building on 19 acres of land in Piscataway, New Jersey of which approximately 50,000 square feet is sublet to a third party. We alo lease a 20,000 square foot building in Lakewood, New Jersey and a 5,000 square foot building in High Wycombe, UK. These facilities accommodate our manufacturing, marketing, research and development, and general administrative activities. We expect these facilities to accommodate our needs for the foreseeable future.

We also lease space for use as sales and service centers in various locations in the United States and overseas. We lease an aggregate of approximately 17,000 square feet of space in Munchen, Germany; Marne La Vallee, France; and Tokyo, Japan.


Item 3.  Legal Proceedings

There are no known material pending legal proceedings involving our company.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Common Stock Market Prices and Dividends

Our common stock began trading on the American Stock Exchange on September 5, 2001 under the symbol "RHM." From February 1 to April 14, 1998, our common stock was traded on the Nasdaq SmallCap Market under the symbol "RHEM." On April 14, 1998, due to the expiration of an exception from the minimum bid price of the NASDAQ SmallCap Market, our common stock was moved to the OTC Bulletin Board. From April 14, 1998 to September 4, 2001, our common stock was traded on the OTC Bulletin Board under the symbol "RHEM." The table below presents the high and low closing sales prices per share for each quarter for the years ended December 31, 2001and 2000.

                               12 Months Ended December 31,
                               ----------------------------

                               2001                   2000
Quarter Ended           High          Low        High        Low
-------------           ----          ---        ----        ---
March 31               $6.44        $2.44      $12.88      $0.28
June 30                 5.40         3.20        9.88       3.81
September 30            7.00         3.95        5.88       3.25
December 31             3.70         1.65        4.63       1.88


Since our initial public offering in December 1985, we have not paid any cash dividends and we do not anticipate paying any cash dividends in the foreseeable future. At March 18, 2002, there were approximately 163 shareholders of record of our common stock. In addition, there were approximately 1,527 beneficial holders of common stock held in street name.


Item 6.  Selected Financial Data

(In thousands of dollars, except per share data)

                                    12 Months Ended  December 31,
                        -------------------------------------------------------
                           2001       2000       1999        1998        1997

Sales                   $ 31,313    $29,883   $ 28,363    $ 30,608    $ 37,539
Restructuring expense      1,496         --         --        (198)        940
Net earnings/(loss)       (4,993)        91     (5,138)     (1,144)     (2,329)
Basic and diluted
earnings/(loss)
per
share                      (0.21)      0.00      (0.39)      (0.09)      (0.18)
Total assets              29,629     26,792     23,983      28,534      35,434
Long-term debt             5,919      6,395     12,731      10,901      11,055


The 2001 figures above include the following numbers for Aviv, which was acquired May 31, 2001 (in thousands): Sales of $1,668; Net loss of $256; and Total assets of $4,778.

Protein Solutions was acquired November 17, 2000. The 2000 figures above include the following numbers related to Protein Solutions for the short period (in thousands): Sales of $481; Net income of $15; and Total assets of $3,755. The 2001 figures above include the following

Protein Solutions figures for the full year (in thousands): Sales of $4,062; Net income of $316; and Total assets of $3,540.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Forward Looking Statements" elsewhere in this report and in our other filings with the SEC. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.


12 Months Ended December 31, 2001 vs. 12 Months Ended December 31, 2000

Revenues

In the year ended December 31, 2001, we achieved revenues of $31,313,000 compared to $29,883,000 for the same period in 2000. Domestic and Japanese revenues increased by 16.0% and 6.9%, respectively, while European revenues decreased by 23.7%. Included in revenues for 2000 is the acquisition (effective November 17, 2000) of Protein Solutions, which accounted for $481,000 of domestic revenues. Included in the 2001 domestic revenues number is a full year of Protein Solutions revenue totaling $4,062,000 and revenue for Aviv (acquired May 31, 2001) totaling $1,668,000. Revenues for 2001 were unfavorably affected by $1,040,000 due to less favorable currency rates in effect compared to 2000. Foreign revenues decreased to 37% of consolidated revenue, compared to 44% in 2000.

Gross Profit

Gross profit for the year ended December 31, 2001 was 41.9% of sales, compared to 47.4% for 2000. The gross profit percentage decrease was the result of unfavorable product mix and intensive pricing pressures in our Rheology and Thermal Business. In addition our gross profit percentage was negatively affected by lower margins relating to Protein Solutions and Aviv which were not included in prior periods.

Operating Expenses

Operating expenses increased by $4,086,000 to $16,223,000 for the year ended December 31, 2001, compared to 2000. This increase includes an increase of expenses for PSI of $1,197,000 over last year and 7 months of expenses for Aviv of $656,000. Also included is a restructuring charge of $1,496,000. (See Note 10 of Notes to Consolidated Financial Statements.) Operating expenses have been favorably affected by $309,000 due to currency rates in effect compared to 2000. Excluding the currency effect, the restructuring charge, and the expenses related to the two acquisitions, operating expenses have increased $1,046,000 over the same period last year.

General and Administrative. General and administrative expenses increased to $3,644,000 for the year ended December 31, 2001 compared to $1,999,000 in the same period in 2000. Included in the increase of $1,645,000 is approximately $1,038,000 related to Protein Solutions and Aviv expenses not included in the prior period. The remaining increase is primarily due to increases in bank fees of $180,000, legal fees of $109,000, audit fees of $45,000, salaries of $87,000 and cost of $50,000 related to our listing on the American Stock Exchange. Additionally the general and administrative expenses in 2000 were lower by $214,000 related to a credit received from our previous health insurance provider.

Sales and Marketing. Sales and marketing expenses increased to $8,719,000 for the year ended December 31, 2001 compared to $8,010,000 in the same period in 2000. Included in the increase of  $709,000 is  approximately  $555,000  related to Protein  Solutions expenses not included in the prior period. The remaining increase of approximately $154,000 is primarily due to an increase in sales and marketing expenses for Europe and Domestic of $292,000 and $157,000 respectively offset by a decrease in Japan of $295,000. During 2001 additional resources were committed to Europe to support anticipated growth that did not materialize. As a result, Europe was restructured in December 2001. (See Note 10 of Notes to Consolidated Financial Statements). The increase on Domestic is primarily related to changes in the management structure of the sales organization as well as the recruiting of new field sales representatives. Japan's decrease in expenses was the result of the currency rates in effect in 2001 compared to 2000 since expenses in local currency were relatively flat.

Engineering. Engineering expenses increased to $2,218,000 for the year ended December 31, 2001 compared to $1,958,000 in the same period in 2000. This increase of $260,000 is the result of the inclusion of Aviv expenses in 2001. For 2001, we expensed approximately $350,000 related to the development of new products that will contribute to 2002 revenue.

Interest Expense

Interest expense increased $70,000 for the period ended December 31, 2001 compared to 2000. This increase is due to $47,000 of affiliate interest due to Axess as well as carrying larger loan balances offset by lower interest rates.

Foreign Currency

The foreign currency adjustment for year ended December 31, 2001 was a loss of $518,000 compared to a loss of $620,000 for the same period last year. The loss was primarily due to transaction losses of $534,000 resulting from the French Franc, Japanese Yen, and German Mark against the U.S. Dollar. These were offset by a gain of $16,000 resulting from the British Pound against the U.S. Dollar.

Net Loss/Income

Net loss for the period ended December 31, 2001 was $4,993,000, compared to net income of $91,000 for the same period in 2000. While sales increased $1,430,000 in 2001, cost of sales increased by $2,464,000. This decline in gross margin was the result of unfavorable product mix and intensive pricing pressures in our Rheology and Thermal Business. In addition, our margins were negatively affected by lower margins relating to Protein Solutions and Aviv which were not included in prior periods. Also contributing to the higher loss was an increase in operating expenses of $4,086,000, an increase in interest expense of $70,000, a decrease in tax expense of $4,000, and a decrease in the currency loss of $102,000 as compared to the same period last year.

Backlog

Backlog  as of  December  31,  2001  and  2000 was  $2,400,000  and  $1,500,000,
respectively. We expect that all of the items in our backlog at December 31, 2001 will be delivered in the current calendar year.

Inherent in our business is the potential for inventory obsolescence for older products as we develop new products. Our development efforts generally enhance existing products or relate to new markets for existing technology. We do however continuously monitor our exposure relating to excess and obsolete inventory and establish reserves for any exposure.

12 Months Ended December 31, 2000 vs. 12 Months Ended December 31, 1999

Revenues

In the year ended December 31, 2000, we achieved revenues of $29,883,000 compared to $28,363,000 for the same period in 1999. Domestic and European revenues increased by 11.9% and 9.8%, respectively, while Japanese revenues decreased by 13.4%. Included in the 2000 revenues is the acquisition (effective November 17, 2000) of Protein Solutions, which accounted for $481,000 of domestic revenues. Revenues for 2000 were unfavorably affected by foreign exchange of $1,076,000 compared to 1999. Foreign revenues decreased to 44% of consolidated revenues, compared to 47% in 1999.


Gross Profit

Gross profit for the year ended December 31, 2000 was 47.4% of revenue, compared to 38.5% for 1999. Gross profit in 1999 includes a charge for obsolete and slow moving product lines of $1,840,000. The charge in 1999 relates primarily to our decision to scrap certain inventories based on the continued decline in the utilization of certain inventories related to our thermal business. Without this charge, gross profit in 1999 would have been 45.0%. The balance of the increase in gross profit versus 1999 (adjusted) relates to sales volume increases and product mix changes.

Operating Expenses

Operating expenses decreased by $1,445,000 to $12,137,000 for the year ended December 31, 2000, compared to 1999. Our continued effort to maximize the efficiency of each department contributed to a reduction in operating expenses in all areas. Exchange difference in 2000 versus 1999 on foreign expenses accounted for approximately $272,000 of the decrease.

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

Net Income/Loss

Net Income for the period ended December 31, 2000 was $91,000 compared to a loss of $5,138,000 in 1999. Included in the 1999 loss was a $1,840,000 charge to obsolescence, $285,000 of bank charges, and $1,020,000 of affiliate interest expense.


Financing, Liquidity and Capital Resources

The Revolving Credit, Term Loan and Security Agreement, dated as of March 6, 2000, between our company and PNC Bank, National Association provides for a total credit facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 4.75% at December 31, 2001. Additionally, the Revolving Credit, Term Loan and Security

Agreement contains various covenants including a financial covenant that generally requires us to maintain a fixed charge coverage ratio (as defined in the agreement) of .7 to 1 for the period ending June 30, 2000 and 1.1 to 1 thereafter. As of December 31, 2001, we were in violation of this covenant. On March 29, 2002, PNC Bank issued a waiver with respect to December 31, 2001 and amended the financial covenant for 2002 based on our 2002 budget. The PNC Bank waiver includes a condition requiring a cash infusion of at least $1,000,000 in the form of equity within 120 days after March 29, 2002, the date of the waiver. While we have commenced discussions with a number of potential investors, we have not received any commitments for additional equity financing and there can be no assurance that we will be successful in securing such financing on acceptable terms or at all. The Revolving Credit, Term Loan and Security Agreement also includes a term loan in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at the prime rate plus 1.5 percent which is due monthly (6.25% at December 31, 2001). The outstanding balance of the term loan obligation was $975,000 at December 31, 2001. The Revolving Credit, Term Loan and Security Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of our assets

At December 31, 2001 total borrowings under our working capital credit facility was $8,919,000, with remaining availability of approximately $595,000.

On June 1, 2001, in connection with the Aviv acquisition, we amended the Revolving Credit, Term Loan and Security Agreement with PNC Bank to provide for a second term loan in the amount of $300,000. This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (6.25% at December 31, 2001).

The current negative economic environment in our markets have adversely impacted our liquidity through, among other things, reduced sales and inventory buildup. We have revised our sales forecast and business plan in light of our view of current economic conditions and the anticipated results of our restructuring plan, and believe that cash generated from operations and funds available under our Revolving Credit, Term Loan and Security Agreement should be sufficient to meet our working capital needs through December 31, 2002. There can be no assurance, however, that a continued slowdown in the economy or other factors will not result in our company's failure to meet our revised forecast, or otherwise result in liquidity concerns. Additionally, our current Revolving Credit, Term Loan and Security Agreement expires March 6, 2003, and, as noted above, includes a condition requiring a cash infusion of at least $1,000,000 in the form of equity within 120 days after March 29, 2002. In the event that the agreement is not extended, or in the event we are not able to obtain the additional equity financing required by the PNC Bank waiver, and that condition is not waived by PNC Bank, there is no assurance that we will be able to secure a new credit facility on comparable terms, or at all. An inability to extend or replace our existing credit facility on favorable terms could have a material adverse effect on our financial condition and operations.


Cash Flows from Operations

Net cash used in operating activities in the fiscal year ended December 31, 2001 was $2,229,000. This compares to net cash provided by operating activities of $1,682,000 and $828,000 in 2000 and 1999 respectively. This is a decrease of $3,911,000 over the same period last year. The negative cash flow in 2001 was comprised primarily of an increase in inventories of $2,103,000 and a decrease in accounts payable and accrued expenses, and other non current liabilities of $434,000 and $40,000 respectively. The loss for the year was $4,993,000. These outflows were offset by a decrease in accounts receivable, prepaid expenses and other current assets, and other assets of $1,414,000, $348,000, and $94,000, respectively as well as an increase in accrued restructuring of $1,496,000. This was accompanied by non-cash depreciation and amortization charges of $980,000, a provision for inventory reserves of $452,000, a loss on retirement of assets of $27,000, amortization of options issued as compensation of $10,000 and an unrealized currency loss of $520,000.


Cash Flows from Investing

We made capital expenditures of $186,000 during the twelve months ended December 31, 2001 as compared to $201,000 and $115,000 in 2000 and 1999 respectively. Aviv acquisition costs in excess of cash acquired totaled $177,000 while additional acquisition costs for PSI totaled $50,000.

Cash Flows from Financing

Net cash provided by financing activities for the twelve months ended December 31, 2001 was $2,626,000. This compares to net cash used in financing activities of $575,000 and $1,034,000 in 2000 and 1999 respectively. During the period, our borrowings against accounts receivables and long term debt increased by $631,000 and $300,000 respectively. Our borrowings under line of credit agreements increased $2,290,000 and there were proceeds from issuance of common stock of $96,000. Offsetting these inflows was the repayment of long term debt and lease obligations totaling $641,000 and repayment of affiliate debt of $50,000.




Contractual Obligations and Commercial Commitments


Our Company and our subsidiaries are parties to various leases relating to office facilities, transportation vehicles, and certain other equipment, principally data processing. We are also obligated to make payments related to our long term borrowing. (See Notes 3, 4 and 8 of Notes to Consolidated Financial Statements.)

The minimum commitments under noncancellable leases consisted of the following at December 31, 2001:

                                                         Direct
                                    Operating          Financing        Capital
                        Year          Leases             Lease          Leases
                        ----          ------           ---------       --------
                        2002         $531,000         $  898,000       127,000
                        2003          182,000            901,000        53,000
                        2004           75,000            901,000        53,000
                        2005           22,000            901,000        53,000
                        2006            4,000            901,000        19,000
                  Thereafter                0          3,752,000             0
                                     --------         ----------      --------
Total minimum lease payments         $814,000          8,254,000       305,000
Less amounts representing interest   ========          3,683,000        50,000
                                                      ----------      --------

Total lease obligation                                 4,571,000       255,000
Less current maturities                                  270,000       106,000
                                                         -------       -------
Long-term lease obligation                            $4,301,000      $149,000
                                                      ==========      ========


The cash flows of principal repayments of long term debt obligations (including Axess debt) consisted of the following at December 31, 2001:

                                             Long-term
                        Year                    Debt
                        ----                    ----
                        2002                 $525,000
                        2003                  950,000
                        2004                  275,000
                        2005                  244,000

                        2006                       --
                  Thereafter                       --
                                           ----------
Total principal payments long-term debt     1,994,000



Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), for fiscal years beginning after June 15, 2000. The provisions of SFAS 133 require all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS
133. In June 2000 the FASB issued SFAS 138, which amends certain provisions of SFAS 133. We adopted these standards in the first quarter of 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which must be adopted no later than fourth quarter of 2000. As our accounting policies are consistent with the provisions of SAB 101, there was no impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and SFAS no. 142, "Goodwill and Other Intangible Assets." (FAS 142) Under these new Standards the FASB eliminated accounting for any mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. We are currently determining the impact of adopting "FAS 142" in 2002.

In July 2001, the FASB issued SFAS no. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS no. 144, "Impairment or Disposal of Long-Lived Assets." which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We are currently assessing the impact of this new standard.


Critical Accounting Policies and Estimates

Principles of Consolidation and Operations. Our consolidated financial statements include the accounts of Rheometric Scientific, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition. Product sales are recorded upon shipment. Service revenue is recorded as services are performed. Maintenance agreement revenue is recorded on a straight-line basis over the terms of the respective agreements.


Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and our expected financial position, business and financing plans, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in this report and include the risks associated with the expansion of our business, the possible inability of our company to integrate the Protein Solutions and Aviv businesses we have acquired, dependence on the capital spending policies of our customers, as well as factors that affect the materials test systems industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives, or other financial instruments for trading or speculative purposes. We are exposed to market risk related to changes in foreign exchange and interest rates.

Item 8.  Financial Statements and Supplementary Data


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of Rheometric Scientific, Inc. and Subsidiaries


                  We have audited the accompanying consolidated balance sheets of Rheometric Scientific, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rheometric Scientific, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ MAHONEY COHEN & COMPANY, CPA, P.C.


New York, New York
March 19, 2002



                    RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES                 December 31,
                           CONSOLIDATED BALANCE SHEETS
Assets (in thousands)                                                        2001             2000
                                                                             ----             ----

Current Assets
 Cash                                                                    $    696         $    786
 Receivables - less allowance for doubtful accounts of $178 and
   $188 at December 31, 2001 and 2000                                       8,668            9,858
 Inventories, net
   Finished goods                                                           2,558            1,664
   Work-in-process                                                          1,154            1,045
   Assembled components, materials and parts                                4,455            4,138
                                                                            -----            -----
       Total Inventory                                                      8,167            6,847
 Prepaid expenses and other current assets                                    558              882
                                                                              ---              ---

  Total current assets                                                     18,089           18,373
                                                                           ------           ------

 Property, plant and equipment                                             16,843           16,062
 Less accumulated depreciation and amortization                            11,319           10,815
                                                                           ------           ------
 Property, plant and equipment, net                                         5,524            5,247
                                                                            -----            -----

Goodwill                                                                    5,358            2,349
Other assets                                                                  658              823
                                                                              ---              ---

  Total Assets                                                            $29,629          $26,792
                                                                          =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
  bank borrowings                                                          $8,919           $6,553
 Current maturities of long-term debt                                         751              524
 Current maturities affiliate debt                                            150               --
 Accounts payable                                                           4,229            3,400
 Borrowings against accounts receivable                                       923              385
 Accrued Restructuring                                                        794               --
 Accrued liabilities                                                        4,026            3,543
                                                                            -----            -----
  Total current liabilities                                                19,792           14,405
                                                                           ------           ------

Long-term debt                                                              5,319            5,395
Long-term debt - affiliate                                                    600            1,000
Other long-term liabilities                                                   122              151
                                                                              ---              ---

  Total liabilities                                                        25,833           20,951
                                                                           ------           ------

Commitments and Contingencies (Note 8)

Convertible Redeemable Preferred Stock                                         --            1,000
                                                                               --            -----

Shareholders' Equity
Preferred Stock, par value of $.01,
 Authorized 1,000 shares, issued and outstanding 1 share
 At December 31, 2000.                                                         --               --
Common stock, par value of $.01,
 Authorized 49,000 shares; issued 27,715
  at December 31, 2001 and 25,716 at December 31,2000                         277              257
 Additional paid-in capital                                                37,337           33,248
 Treasury Stock, at cost, 2,800 shares at December 31,  2001 and 2000          --               --
 Accumulated deficit                                                      (33,731)         (28,738)
 Accumulated other comprehensive income                                       (87)              74
                                                                             ----               --
  Total shareholders' equity                                                3,796            4,841
                                                                            -----            -----





  Total Liabilities and Shareholders' Equity                              $29,629          $26,792
                                                                          =======          =======

See Notes to Consolidated Financial Statements.




                                RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

                                                        Year Ended December 31,
                                              2001               2000              1999
                                              ----               ----              ----

Sales                                      $31,313            $29,883           $ 28,363

Cost of sales                               18,185             15,721             17,448
                                            ------             ------             ------

 Gross profit                               13,128             14,162             10,915
                                            ------             ------             ------

Marketing and selling expenses               8,719              8,010              8,896
Engineering expenses                         2,218              1,958              2,127
General and administrative expenses          3,644              1,999              2,379
Restructuring expense                        1,496                 --                 --
Goodwill amortization                          105                  7                 --
Intangible amortization                         41                163                180
                                                --                ---                ---
                                            16,223             12,137             13,582
                                            ------             ------             ------
Operating income/(loss)                     (3,095)             2,025             (2,667)

Interest expense                            (1,328)            (1,305)            (1,085)
Interest expense - affiliate                   (47)                --             (1,020)
Foreign currency loss                         (518)              (620)              (123)
                                          ---------          ---------          ---------

Income/(Loss) before income taxes           (4,988)               100             (4,895)
Income taxes                                     5                  9                243
                                         ----------          --------           ---------

Net income/(loss)                        $  (4,993)             $  91           $ (5,138)
                                         ==========             =====           =========

Net income/(loss) per share
  Basic                                     $(0.21)             $0.00             $(0.39)
                                            =======             =====             =======
  Diluted                                   $(0.21)             $0.00             $(0.39)
                                            =======             =====             =======
Average number of shares outstanding
  Basic                                     23,963             18,937             13,162
                                            ======             ======             ======
  Diluted                                   23,963             22,959             13,162
                                            ======             ======             ======


See Notes to Consolidated Financial Statements.



                                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                                 Year Ended December 31,
                                                                        2001             2000            1999
                                                                        ----             ----            ----

Cash Flows from Operating Activities:
Net (loss)/income                                                    $(4,993)         $    91          $(5,138)
Adjustments to reconcile net income/(loss) to net cash (used
in)/provided by operating activities:
  Depreciation and amortization of plant and equipment                   834              829              710
  Amortization of goodwill                                               105
                                                                                            7               --
  Provision for slow moving inventory                                    452               --            1,840
  Amortization of intangibles                                             41              163              180
  Loss on retirement of property, plant and equipment                     27               --                4
  Amortization of options issued as compensation                          10               --               --
  Restructuring reserve (includes inventory reserve of $702)           1,496               --               --
  Warrants issued for services                                            --               --              167

  Unrealized currency loss/(gain)                                        520              458             (145)
Changes in assets and liabilities (net of effect of PSI
  Acquisition in 2000 and Aviv in 2001):
  Receivables                                                          1,414              571             (488)
  Inventories                                                         (2,103)            (261)           1,898
  Prepaid expenses and other current assets                              348             (146)             253
  Accounts payable and accrued liabilities                              (434)             248              542
  Payable to affiliate                                                    --               --            1,020
  Other assets                                                            94             (326)              60
  Other non-current liabilities                                          (40)
                                                                                           48                1
  Other non-current liability - Mettler                                   --               --              (76)
                                                                     -------          -------          -------
Net cash (used in)/ provided by operating activities                  (2,229)           1,682              828

Cash Flows from Investing Activities:
  Aviv acquisition costs net of cash acquired ($327)                    (177)              --               --
  PSI acquisition costs                                                  (50)            (385)              --
  Purchases of property, plant and equipment                            (186)            (201)            (115)
                                                                     -------          -------          -------
Net cash used in investing activities                                   (413)            (586)            (115)

Cash Flows from Financing Activities:
  Net borrowing from/(repayments of) line of credit                    2,290            1,775             (893)
  (Repayments)/borrowings against accounts receivable                    631             (594)             103
  Proceeds from long-term debt                                           300            1,500               --
  Repayment of long-term debt/lease obligation                          (641)            (419)            (244)
  Repayment of long-term debt affiliate                                  (50)          (3,500)              --
  Proceeds from issuance of common stock, net of
  Issuance costs                                                          96
                                                                                          875               --
  Proceeds from warrants exercised                                        --            1,000               --
  Repayment of Mettler liability                                          --           (1,212)              --
                                                                     -------          -------          -------
Net cash provided by/(used in) financing activities                    2,626             (575)          (1,034)

Effect of Exchange Rate Changes on Cash                                  (74)              --               98
                                                                     -------          -------          -------

Net (decrease)/increase in cash                                          (90)             521             (223)
Cash at beginning of year                                                786              265              488
                                                                     -------          -------          -------
Cash at end of year                                                  $   696          $   786          $   265
                                                                     =======          =======          =======


See Notes to Consolidated Financial Statements.



                                         RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                AND COMPREHENSIVE INCOME/(LOSS)

     (in thousands)                                                                            Accumulated
                                                          Additional                           Other              Total
                                          Common Stock     Paid-In    Treasury   Accumulated   Comprehensive    Shareholders'
                                       Shares     Amount   Capital      Stock      Deficit     Income/(Loss)      Equity
                                     ------     ------     -------      -----      -------     -------------      ------


Balance at December 31, 1998          13,162   $     132  $  25,404      --      $ (23,691)    $       (80)    $    1,765
Net loss                                  --         --          --      --         (5,138)             --         (5,138)
Currency translation adjustment           --         --          --      --             --             219            219
Comprehensive loss                        --         --          --      --             --              --         (4,919)
Warrants issued for services              --         --         167      --             --              --            167
                                    --------   --------   ---------     ---      ----------    -----------     -----------
Balance at December 31, 1999          13,162   $     132  $  25,571      --      $ (28,829)    $       139     $   (2,987)
Net income                                --         --          --      --             91              --             91
Currency translation adjustment           --         --          --      --             --             (65)           (65)
Comprehensive income                      --         --          --      --             --              --             26
Axess indebtedness contributed
  To capital                              --         --       3,727      --             --              --          3,727
Common stock issued
to
Andlinger Capital XXVI
  Net of offering costs               10,606        106         769      --             --              --            875
Exercise of stock warrants             1,268         13         987      --             --              --          1,000
Treasury stock                        (2,800)        --          --      --             --              --             --
Common stock issued pursuant
  To Protein Solutions Acquisition       680          6       2,194      --             --              --          2,200
                                    --------   --------   ---------     ---      ----------     -----------     ----------
Balance at December 31, 2000          22,916   $    257   $  33,248      --      $ (28,738)     $       74     $    4,841
Net loss                                  --         --          --      --         (4,993)             --
                                                                                                                   (4,993)
Currency translation adjustment           --         --          --      --             --            (161)          (161)
Comprehensive loss                        --         --          --      --             --              --         (5,154)
Common stock issued pursuant
  To Aviv Acquisition                    806          8       2,732      --             --              --          2,740
Conversion of preferred stock          1,000         10         990      --             --              --          1,000
Axess conversion debt to equity           66          1         262      --             --              --            263
Options exercised                        127          1          95      --             --              --             96
Fair Value of options granted             --         --          10      --             --              --             10
                                    --------   --------   ---------     ---      ----------    ------------    ----------
Balance at December 31, 2001          24,915   $     277  $  37,337      --      $ (33,731)    $       (87)    $    3,796
                                    ========   =========  =========     ---      ==========    ============    ==========



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

On March 6, 2000, pursuant to a Securities Purchase Agreement, dated as of February 17, 2000, by and between the Company, Axess Corporation ("Axess") and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI"), as amended (the "Purchase Agreement") and certain related agreements, to provide Andlinger Capital XXVI with control of the Company, Andlinger Capital XXVI purchased (i) 10,606,000 shares of newly issued common stock of the Company (the "Investor Shares") and
(ii) warrants to purchase (x) an additional 2,000,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of common stock of the Company at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the

"Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Upon consummation of this transaction Andlinger Capital XXVI acquired the power to vote an aggregate of 16,606,000 shares of the Company's common stock (of which 6,000,000 shares are attributable to the Investor Warrants) representing approximately 74% of the issued and outstanding common stock of the Company (including as outstanding for the purposes of determining such percentage the 6,000,000 shares issuable upon exercise of the Investor Warrants). Prior to the purchase by Andlinger Capital XXVI of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of common stock to the Company.

The Company  designs,  manufactures,  markets and  services  computer-controlled
material   testing  systems  for  use  in  material  and  product  research  and development, on-line process monitoring and quality control.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Product sales are recorded upon shipment. Service revenue is recorded as services are performed. Maintenance agreement revenue is recorded on a straight-line basis over the terms of the respective agreements. Service revenue for the years ended December 31, 2001, 2000 and 1999 was $3,591,000, $4,012,000,
and $3,473,000, respectively. Deferred revenue relating to maintenance agreements amounted to $999,000 and $812,000 at December 31, 2001 and 2000, respectively, and is included in accrued liabilities in the accompanying Consolidated Balance Sheet.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market. The Company's inventory increased 2,462,000 in 2001 vs. December 31, 2000. $865,000 of this increase relates to the acquisition of Aviv, which was not in the 2000 number. The remaining increase of 1,597,000 relates to rheogical inventory . The inventory increased late in the second quarter 2001 as we prepared for the expected second half upswing in sales. With the downturn in the economy, our inventory levels remained higher than expected throughout the second half of the year. We expect inventory to decrease in 2002 as we implement our aggressive asset management program. As of December 31, 2001 and 2000, the Company had a reserve of approximately $3,090,000 and $1,941,000, respectively, for excess and obsolete inventory. $702,000 of the increase in obsolescence is part of the restructuring provision booked in the fourth quarter of 2001. (See
Note 10 of Notes to Consolidated Financial Statements). We continuously monitor our exposure relating to excess and obsolete inventory and establish reserves for any exposure.

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

No provision has been made for U.S. income taxes which would be payable if undistributed earnings of approximately $314,000 as of December 31, 2001 of foreign subsidiaries were distributed to the Company in the form of dividends, since it is management's intention to permanently reinvest such earnings in the related foreign operations.

Goodwill

Goodwill is amortized using the straight-line method over forty years. All other intangibles are amortized using the straight-line method over the respective useful lives. Goodwill amortization for the years ended December 31, 2001 and 2000 totaled $105,000 and $7,000 respectively. Commencing January 1, 2002 as a result of adopting SFAS 142, goodwill will no longer be amortized, but will be reviewed for impairment. (See Accounting for the Impairment of Long-Lived Assets.) If SFAS 142 had been in effect for the twelve months ended December 31, 2001 and 2000 net loss would have decreased by $105,000 and net income would have increased by $7,000, respectively. The per share impact would have been less than $.01 per share in each year.

Deferred Financing Costs

Deferred financing costs are amortized over the life of the loan. The unamortized balance of deferred financing costs at December 31, 2001 and 2000 is $188,000 and $282,000 respectively. Deferred financing costs are included in other assets in the Consolidated Balance Sheet.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are included in the consolidated statements of operations, as are unrealized gains and losses arising from the translation of the foreign subsidiaries' intercompany liability accounts into U.S. dollars. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates.


Research and Development Costs

Research and development costs are charged to expense as incurred.

Cash Flow Information

Foreign currency cash flows have been converted to U.S. dollars at an appropriately weighted-average exchange rate or the exchange rates in effect at the time of the cash flows, where determinable.

Net cash used in operating activities for the year ended December 31, 2001 and net cash provided by operating activities for the years ended December 31, 2000 and 1999 reflects cash payments for interest of $1,365,000, $1,301,000 and $2,071,000, respectively, and income taxes of $7,000, $194,000 and $15,700, respectively. The bad debt expense for the years ended December 31, 2001, 2000 and 1999 was $46,700, $21,500 and $376,900, respectively.

In 2000, noncash transactions from investing activities resulted in the issuance of approximately 680,000 shares of common stock valued at approximately $2,200,000 in connection with the acquisition of Protein Solutions. Additionally, noncash transactions from financing activities resulted in an increase in paid in capital of $3,730,000 from the Axess debt forgiveness.

In 2001, noncash transactions from investing activities resulted in the issuance of approximately 806,000 shares of common stock valued at approximately $2,740,000 in connection with the acquisition of Aviv. Additionally fixed assets increased approximately $234,000 for assets under capital leases. Noncash transactions from financing activities resulted in an increase in common stock and paid in capital of $1,000,000 due to the conversion of preferred stock to common stock and $263,000 related to the conversion of Axess debt and accrued interest to common stock.

Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments as of December 31, 2001 and 2000 approximates the carrying amounts.

Concentration of Credit Risk

The Company's product line is sold worldwide, principally to large corporations, research, and educational and governmental institutions. The Company does not require collateral from its customers. The accounts receivable are spread among a number of customers and are geographically dispersed such that in management's opinion credit risk is minimized.

Accounting for the Impairment of Long-Lived Assets

Financial Accounting Standards Board Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable.

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

The following table sets forth the computation of diluted earnings per share for the year ended December 31, 2000:

(dollars in thousands except per share data)
--------------------------------------------
Net income available to common
       Shareholders                                              $  91
                                                                 -----

Denominator for basic earnings per share:
     Weighted average:

           Common shares outstanding                            18,937
Effect of dilutive securities:
     Preferred Stock                                               833
     Stock options                                                 381
     Warrants                                                    2,808
                                                                 -----
Denominator for diluted earnings per share                      22,959
                                                                ------

Diluted earnings per share                                       $0.00
                                                                 -----

For the years ended December 31, 2001 and 1999 common stock equivalents were anti-dilutive.

On May 26, 2000 the Company changed its authorized number of shares of common stock from 20,000,000 to 49,000,000 and adjusted the par values from no par with a stated value of $.001 to par value of $.01. The Company's financial statements give effect to the change in the par value for all years presented.

Other Matters

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), for fiscal years beginning after June 15, 2000. The provisions of SFAS 133 require all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS
133. In June 2000 the FASB issued SFAS 138, which amends certain provisions of SFAS 133. The Company adopted these standards in the first quarter of 2001.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which must be adopted no later than fourth quarter of 2000. As the Company's accounting policies are consistent with the provisions of SAB 101, there was no impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and SFAS no. 142, "Goodwill and Other Intangible Assets."("FAS 142") Under these new Standards the FASB eliminated accounting for any mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company is currently determining the impact of adopting "FAS 142" in 2002.

In July 2001, the FASB issued SFAS no. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS no. 144, "Impairment or Disposal of Long-Lived Assets." which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.


2.   Property, Plant and Equipment

Property, plant and equipment as of December 31 consisted of the following:

                                                2001             2000
                                                ----             ----

Assets under direct financing lease      $   6,765,000     $   6,607,000
Machinery and equipment                      4,450,000         3,781,000
Office equipment                             5,453,000         5,445,000
Transportation equipment                        72,000            94,000
Leasehold improvements                         103,000           135,000
                                         -------------     -------------
                                         $  16,843,000     $  16,062,000
                                         =============     =============

On February 23, 1996, the Company entered into a sale/leaseback arrangement whereby the Company sold its corporate headquarters and main manufacturing facility, and the 19 acres of real property on which the facility is located (the facility and the real estate being referred to herein as the "Facility") for $6,300,000. The transaction was treated as a financing. A lease obligation was recorded and the asset was written down to the amount of the proceeds. The asset is being amortized over the life of the lease on a straight-line basis. Accumulated amortization on the asset under direct financing was $2,523,000 and $2,066,000 as of December 31, 2001 and 2000, respectively.

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



3.   Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31 consisted of the following:

                                                   December 31,    December 31,
                                                   ------------    ------------
                                                      2001            2000
                                                      ----            ----
Obligation under sale/leaseback payable
through February 2011, with interest
imputed at a rate of 13.9% for 2001 and
2000                                           $  4,571,000    $  4,644,000

Term loan payable through March 2003.
Loan bears interest at prime plus 1.5%
(6.25% at December 31, 2001 and 11.0%
at December 31, 2000)                               975,000       1,275,000

Obligations under capital leases payable
2002 through 2006 with interest imputed
at rates from 8.5% to 13.3%                         255,000              --

Term loan payable through June 2005.
Loan bears interest at prime plus 1.5%
(6.25% at December 31, 2001)                        269,000              --
                                                 ----------      ----------

Less current maturities                           6,070,000       5,919,000
                                                    751,000         524,000
                                                    -------         -------
                                                 $5,319,000      $5,395,000
                                                 ==========      ==========

Following are the annual maturities of long-term debt (in thousands): 2002 $751; 2003 $1,094; 2004 $468; 2005 $495; 2006 $480; and $2,782 thereafter.

On March 6, 2000 in conjunction with the Andlinger Capital XXVI transaction, the Mettler debt was settled for the amount of $1,212,000. This payment satisfied the entire debt to Mettler.

Short-Term Borrowings

On March 6, 2000, in connection with the transactions under the Purchase Agreement and with the support and assistance of Andlinger Capital XXVI, the Company made a final payment under a prior loan agreement and terminated such agreement and obtained a credit facility with PNC Bank, National Association ("PNC Bank"). The new Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") provides for a total facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 4.75% at December 31, 2001. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan Agreement) of .7 to 1 for the three-month period ending June 30, 2000 and 1.1 to 1 thereafter. As of December 31, 2001 the Company is in violation of this covenant. On March 29, 2002, PNC bank issued a waiver with respect to December 31, 2001 and amended the financial covenant for 2002 based on the Company's 2002 budget. The PNC Bank waiver includes a condition requiring a cash infusion of at least $1,000,000 in the form of equity within 120 days after March 29, 2002, the date of the waiver. The Loan Agreement also includes a term loan with PNC Bank in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at prime plus 1.5 percent which is due monthly (6.25% at December 31, 2001). The outstanding balance of the term loan obligation is $975,000 at December 31, 2001. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

On June 1, 2001, in connection with the Aviv acquisition, the Company and PNC Bank amended the Revolving Credit, Term Loan and Security Agreement to provide for a second term loan in the amount of $300,000. This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (6.25% at December 31, 2001).

The Company at December 31, 2001 had total borrowings under its working capital credit facility of $8,919,000 with remaining availability of approximately $595,000. The weighted-average interest rate on short-term debt outstanding was 6.7% and 9.5% as of December 31, 2001 and 2000, respectively.

The Company's foreign subsidiaries sell certain accounts receivable balances with recourse, to the Company's financial institutions. At December 31, 2001 and 2000, amounts outstanding are $923,000 and $385,000, respectively. During the years ended December 31 2001, and 2000, approximately $2,662,000 and $2,233,000, respectively, of trade receivables were sold to banks with recourse.


4.   Long-Term Debt - Affiliate

Long-term debt - affiliate as of December 31 consisted of the following:

                                                 2001            2000
                                                 ----            ----
Subordinated promissory note due
February 28, 2006 with interest at 6%         750,000      $1,000,000

Following are the annual maturities of long-term  affiliate debt (in thousands):
2002 $150; 2003 $200; 2004 $200; and 2005 $200.

On March 6, 2000 in conjunction with the Andlinger transaction, Axess cancelled its existing debt of $8,206,000 and the accrued interest thereon in exchange for
(x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a subordinated promissory note in the principal amount of $1,000,000 and (z) the issuance to Axess, of a warrant (the "Preferred Stock Warrant") to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock (convertible into 1,000,000 shares of common stock) to be issued, subject to stockholder approval, pursuant to an amendment to the certificate of incorporation of the Company.

The subordinated promissory note calls for a mandatory prepayment in the event of the sale of one of the Company's product lines. In the absence of this sale repayment is to begin March 1, 2001 in the amount of $50,000 per quarter plus accrued interest on the unpaid balance at a rate of 6% per annum. The entire unpaid principal and interest balance is due and payable on February 28, 2006.

On September 28, 2001 Axess converted $200,000 of the principal balance along with $63,000 of interest relating to the period March 1, 2001 to March 1, 2002 into 65,762 shares of the Company's common stock. As a result, the Company and Axess executed an amended and restated subordinated promissory note for the remaining amount of $750,000 payable upon the sale of one of the Company's product lines. In the absence of this sale, repayment is to begin on June 30, 2002 in the amount of $50,000 per quarter plus accrued interest on the unpaid balance at a rate of 6% per annum. Interest begins to accrue as of April 1, 2002. The entire unpaid principal and interest balance is due and payable on February 28, 2006.

On July 2,  2001,  State  Farm  acquired  from  Axess  6,422,933  shares  of the
Company's common stock along with 800 shares of the Company's convertible redeemable preferred stock. The total shares acquired by State Farm (including as outstanding the 800,000 shares issuable upon conversion of the 800 shares of convertible redeemable preferred stock, which have subsequently been converted) represents approximately 29% of the outstanding common stock of the Company at December 31, 2001. See Note 11 to Notes to Consolidated Financial Statements.


5.   Income Taxes

The components of deferred tax assets and liabilities as of December 31 consisted of the following:


                                          2001              2000
                                          ----              ----
Inventory reserves, inventory
capitalization and
   intercompany profit in inventory   $  843,000       $   500,000
Other                                    453,000           160,000
Restructuring expense                    387,000                --
Net operating loss carryforwards       9,873,000         7,385,000
Research and development and other
tax
   credit carryforwards                1,002,000         1,002,000
                                       ---------         ---------
Gross deferred tax assets             12,558,000         9,047,000
                                      ----------          --------
Gross deferred tax liabilities           (16,000)         (229,000)
                                       ---------          --------
Net deferred tax asset before
valuation
   allowance                          12,542,000         8,818,000
Valuation allowance on deferred tax  (12,542,000)       (8,818,000)
                                    -------------      ------------
assets
Net deferred tax asset              $         --       $        --
                                    =============      ============

A valuation allowance is established when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

At December 31, 2001, the Company had federal net operating loss carryforwards for income tax purposes of approximately $13,673,000 that expire in 2005 through 2021, state net operating losses of $7,960,000 that expire 2001 through 2011, and foreign loss carryforwards of approximately $10,511,000, a portion of which may be carried forward indefinitely. The Company also has other tax credit carryforwards aggregating approximately $1,002,000 at December 31, 2001, which expire in 2002 through 2011.

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



Income/(loss) before income taxes as of December 31 consisted of the following:

                                   2001              2000             1999
                                   ----              ----             ----
Domestic                    $(3,068,000)          $55,000       $(2,438,000)
Foreign                      (1,920,000)           45,000        (2,457,000)
                             ----------            ------        ----------
                            $(4,988,000)         $100,000       $(4,895,000)
                            ===========          ========       ===========


The components of income tax expense for the years ended December 31 consisted of the following:

                                  2001              2000             1999
                                  ----              ----             ----
Federal:
     Current                        --         $      --         $(35,000)
     Deferred                       --                --               --
                             ---------          --------         ---------
                                    --                --          (35,000)
                             ---------          --------         ---------
Foreign:
     Current                     4,000            5,000           276,000
      Deferred                      --               --                --
                             ---------         --------          ---------
                                 4,000            5,000           276,000
                             ---------         --------          ---------
State:
     Current                     1,000            4,000             2,000
     Deferred                       --               --                --
                             ---------         --------          ---------
                                 1,000            4,000             2,000
                             ---------         --------          ---------
                              $  5,000         $  9,000          $ 243,000
                              ========         ========          =========

The Company's effective tax rate varies from the statutory federal tax rate as of December 31 as a result of the following:

                                         2001            2000          1999
                                         ----            ----          ----
Computed statutory income
  tax (benefit)                     $(1,696,000)      $34,000    $ (1,664,000)
State income taxes, net of
Federal
  tax benefit                             1,000         4,000           2,000
Foreign taxes in excess of/(less
than)
statutory rate                          649,000       (10,000)        274,000
Utilization of net operating                 --       (19,000)             --
losses
Benefit of loss carryforwards not
recognized                              631,000            --       1,713,000
Benefit of temporary differences
  not recognized                        821,000
Permanent differences                  (388,000)           --         (57,000)
Other                                   (13,000)                      (25,000)
                                    -----------      --------       ----------
                                    $     5,000      $  9,000       $  243,000
                                    ===========      ========       ==========


6.   Capital Stock and Stock Option and Incentive Plans

The Company has two stock option plans under which stock options may be granted, the 1996 Stock Option Plan (the "1996 Plan") and the 2000 Stock Option Plan (the "2000 Plan"). The 1996 Plan, as amended, authorizes the issuance of up to 500,000 shares of the Company's common stock as incentive stock options pursuant to Section 422 of the Internal Revenue Code. The 2000 Plan authorizes the issuance of up to 1,000,000 shares of the Company's common stock. Stock options are generally granted at prices which equate to the market value of the stock on the date of option grant. Options generally become exercisable in ratable installments over a four-year period, with unexercised options expiring no later than 10 years from the date of grant.



Stock option activity for the years 2001 and 2000 is as follows:


                                                            2001                                2000
                                                            ----                                ----
                                                                  Weighted                            Weighted
                                                                   Average                             Average
                                                                  Exercise                            Exercise
                                                   Shares           Price             Shares           Price
                                                   ------           -----             ------           -----

     Outstanding at January 1,                     724,100          $2.28             414,400          $0.84

                Granted                            217,000           4.44             333,700           4.19

                Exercised                          127,500            .74                  --             --

                Canceled                            79,500           3.71              24,000           3.83

     Outstanding at December 31,                   734,100           2.97             724,100           2.28

     Exercisable at December 31,                   298,250           1.68             328,650           0.93

     Available for grant at December 31,           638,400                            775,900
     Weighted average fair value of  options
     granted during the period                       $1.82                              $3.39



The following table summarizes the information about stock options outstanding at December 31, 2001:


                                  Options Outstanding                              Options Exercisable
                                  -------------------                              -------------------

                                                Weighted
                                                Average         Weighted                         Weighted
                                Number         Remaining        Average           Number          Average
        Range of            Outstanding at    Contractual       Exercise      Outstanding at     Exercise
     Exercise Prices         December 31,     Life (Years)       Price        December 31,         Price
     ---------------         ------------     ------------       -----        -------------        -----

      $0.28 - $6.25            734,100            7.99           $2.97          298,250            $1.68


The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and will continue to apply APB No. 25 to account for stock options. Had the Company accounted for stock options under the fair value method of SFAS 123, net loss and net loss per share would have increased by $160,000 and $.01 in 2001. Net income would have decreased by approximately $39,000 in 2000 and net loss would have increased by $29,000 in 1999. The per share impact was less than $0.01 in 2000 and 1999.

The fair value of the options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                    2001              2000
                                    ----              ----

     Risk free interest rate        4.31%            5.75%
     Expected volatility           31.42%           36.10%
     Expected life (years)             4                4
     Dividend yield                    0%               0%

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

In conjunction with the acquisition of Protein Solutions, Andlinger Capital XXVI exercised Investor A Warrants for the purchase of one million shares of common stock of the Company at an exercise price of $1.00 per share.



7.   Employee Benefit Plans

The Company has a 401(k) Savings and Investment Retirement Plan (the "401(k) Plan") under which the Company matches a portion of the employees' salary deduction contributions. Substantially all domestic employees are eligible to participate in the 401(k) Plan. Contributions by the Company were $95,000, $110,000 and $124,000 for the years ended December 31, 2001,

2000 and 1999, respectively. The Company's foreign subsidiaries also sponsor employee retirement plans. The expense recorded by the Company for such plans was insignificant for the years ended December 31, 2001, 2000 and 1999. The Company does not sponsor any post-retirement health, life insurance or related benefit plans, nor any significant post-employment benefit plans.


8.   Commitments and Contingencies

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment, principally data processing. Real estate taxes, insurance and maintenance expenses are normally obligations of the Company. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense was $620,000, $480,000 and $527,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company and its subsidiaries are parties to various capital leases relating to office furniture and fixtures and machinery and equipment. See Note 3 - Long-Term Debt.

On February 23, 1996, the Company entered into a sale/leaseback arrangement that is recorded as a financing on its facility in Piscataway, New Jersey. As a result of this transaction, the Company is committed to a 15-year lease with an initial annual payment of $1,180,000 payable quarterly. The facility lease is treated as debt for financial reporting purposes. See Note 3 - Long-Term Debt.

The lease is subject to an annual CPI adjustment that is capped at 3% per year. On March 1, 2001 the basic rent payment was adjusted to $884,288 and on March 1, 2002, the basic rent payment was again adjusted to $900,717.

The minimum commitments under noncancellable leases consisted of the following at December 31, 2001:

                                                          Direct
                                            Operating    Financing     Capital
                                  Year       Leases        Lease       Leases
                                  ----       ------        -----       ------

                                  2002   $  531,000   $  898,000      127,000
                                  2003      182,000      901,000       53,000
                                  2004       75,000      901,000       53,000
                                  2005       22,000      901,000       53,000
                                  2006        4,000      901,000       19,000
                            Thereafter            0    3,752,000            0
                                         ----------   ----------   ----------

Total minimum lease payments             $  814,000    8,254,000      305,000
Less amounts representing interest       ==========
                                                       3,683,000       50,000
                                                      ----------   ----------
Total lease obligation                                 4,571,000      255,000
Less current maturities                                  270,000      106,000
                                                      ----------   ----------
Long-term lease obligation                            $4,301,000   $  149,000
                                                      ==========   ==========


On August 27, 1998, the Company consummated the assignment of the lease of its Epsom facility in the United Kingdom to a third party and moved its sales and service personnel to offices located in Leatherhead. In the event of non-performance by the third party, the Company is liable. Should they not perform, the Company's additional cash outflow would be $189,000 per year in years 2002, 2003, 2004, 2005 and 2006 and $1,415,000 thereafter.

The Company has employment agreements with key management executives. The agreements provide for severance upon termination of from eight months to twelve months base pay. The minimum obligation related to these agreements approximates $591,000.

The Company entered into a 15-year royalty agreement in August 1991 for the Elongational Rheometer Products. This royalty agreement is based on sales of the product. Accrued royalties were $21,000 and $27,000 at the end of 2001 and 2000, respectively.

As of December 31, 2001 the Company is contingently liable on open standby letters of credit totaling $178,000.

In the ordinary conduct of its business, the Company may be party to litigation. At December 31, 2001, in the opinion of management, there are no matters pending or threatened which would have a material adverse effect on the consolidated financial position or results of operations of the Company.


9.   Operating Segments/Foreign Operations and Geographic Information

The Company's three reportable segments are: Domestic, Europe, and the Japan. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue performance and operating income.






Summarized financial information concerning the Company's reportable segments is shown below:

     (In thousands)   Domestic      Europe       Japan   Consolidated
     --------------   --------    --------    --------   --------
     Trade Revenues
               2001   $ 19,616    $  5,416    $  6,281   $ 31,313
               2000     16,906       7,100       5,877     29,883
               1999     15,114       6,465       6,784     28,363
     Intercompany Revenues
               2001      5,941       1,352           0       --
               2000      6,972       1,242           0       --
               1999      5,950       1,113           0       --
     Operating Income (loss)
               2001     (1,815)     (1,770)        490     (3,095)
               2000      2,296        (681)        410      2,025
               1999     (1,119)     (1,737)        189     (2,667)
     Total Assets
               2001     22,194       3,455       3,980     29,629
               2000     17,737       4,419       4,636     26,792
               1999     15,347       3,949       4,687     23,983

     Depreciation and Amortization
     (including intangibles)
               2001        859          82          39        980
               2000        844         129          26        999
               1999        765         101          24        890


Aviv was acquired effective May 31, 2001, and is included in the domestic segment. The 2001 figures above include the following Aviv numbers related to the short period (in thousands): Sales of $1,668; Operating loss of $250; Total assets of $4,778; and Depreciation of $65.

Protein Solutions was acquired November 17, 2000 and is included in the domestic segment. The 2000 figures above include the following numbers related to Protein Solutions for the short period (in thousands): Sales of $481; Operating income of $21; Total assets of $3,755; and Depreciation of $3. The 2001 figures above include the following Protein Solutions amounts for the full year (in thousands): Sales of $4,062; Operating income of $345; Total assets of $3,540; and Depreciation of $57.

Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors. Included in domestic sales are export sales of $2,611,000, $2,996,000 and $728,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


10.  Restructuring of Operations

In the fourth quarter of 2001, a restructuring provision totaling $1,496,000 was recorded for the restructuring of certain Domestic and European operations and the write down on inventories related to specific products the Company will no longer sell. Key initiatives of the restructuring program include: a) outsourcing the European service function, b) centralizing the European sales function at European headquarters, c) centralizing shared services including order processing, cash collections, and cash application at European headquarters, and d) streamlining certain domestic functions. The charges consist of approximately $702,000 relating to the inventory write down, and approximately $566,000 for the termination of 28 U.S. and European employees. The $566,000 includes severance pay as per company policy, payroll taxes, accrued vacation for those employees under contract and for the U.S. employees the cost of medical benefits for the severance period. A provision of $228,000 was made for the closing and consolidation of certain European offices. This includes $96,000 related to lease termination costs and any impairment on fixed assets in those locations, $67,000 for the elimination of certain European legal entities, and $65,000 for the cost of lease terminations on automobiles for the European service people. All charges for inventory and fixed assets have been recorded net of any expected salvage value. The restructuring program is expected to yield annualized savings of approximately $1,200,000 related to reduced wages, facility related costs, and depreciation and will be reflected in cost of sales, general and administrative expenses, selling expenses and research and development expenses. $794,000 of the restructuring reserve is classified as accrued restructuring in the Consolidated Balance Sheet while $702,000 in included in inventory.


11.      Convertible Redeemable Preferred Stock

On March 6, 2000, in connection with Andlinger Capital XXVI investment in the Company, the Company issued to Axess 1,000 shares of convertible redeemable preferred stock with a $1,000 per share liquidation preference, redeemable over a five year period. Each such preferred share is subject to mandatory redemption at $1,000 per share, or convertible at the holder's option into 1,000 shares of the Company's common stock.

On May 2, 2001, Axess converted 200 shares of the preferred stock into 200,000 shares of common stock of the Company. Subsequently on July 2, 2001, Axess transferred the remaining 800 shares of preferred stock to State Farm Mutual Automobile Insurance Company ("State Farm").

On July 10, 2001, State Farm converted the 800 shares of preferred stock into 800,000 shares of common stock of the Company.


12.  Protein Solutions Acquisition

Effective  November  17,  2000,  the  Company  acquired  all of the  issued  and outstanding capital stock of PSI Holding Corporation, a Virginia corporation ("PSI"), and its wholly-owned subsidiaries, Protein Solutions, Inc., a Virginia corporation and its affiliate Protein Solutions Ltd., a corporation organized under the laws of England and Wales, when PSI merged with and into PSI Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Sub"), pursuant to a Merger Agreement (the "Merger Agreement"), dated as of November 20, 2000. PSI was acquired for approximately $525,000 cash and approximately 680,000 shares of Rheometric common stock. Upon consummation of the merger, Acquisition Sub changed its name to Protein Solutions Holdings, Inc. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of November 17, 2000. The Company's consolidated statements of operations do not include the revenues and expenses of PSI prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $2,452,000 and was amortized on a 40 year straight-line basis through December 31, 2001. Commencing January 1, 2002, goodwill will no longer be amortized, but will be reviewed for impairment.

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


13.  Aviv Acquisition

Effective May 31, 2001, through the Company's wholly-owned subsidiary, Tel Acquisition Corp., a Delaware corporation, the Company acquired all of the issued and outstanding capital stock of Aviv Instruments, Inc., a New Jersey corporation and Aviv Associates, Inc., a New Jersey corporation, pursuant to a Merger Agreement, dated as of May 31, 2001, pursuant to which the Aviv companies merged with and into Tel Acquisition Corp. In exchange for all of the issued and outstanding capital stock of the Aviv companies, the Company issued to the stockholders of the Aviv companies 805,882 shares of our common stock. Upon consummation of the merger, Tel Acquisition Corp. changed its name to Aviv Instruments, Inc. In addition, the Company and Aviv Instruments made cash payments aggregating approximately $1,221,000 to pay off existing indebtedness of the Aviv companies, approximately $1,145,000 of which was owed to the stockholders of the Aviv companies and their affiliates. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of May 31, 2001. The Company's consolidated statements of operations do not include the revenues and expenses of Aviv prior to the acquisition date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $3,020,000 and was amortized on a 40-year straight-line basis through December 31, 2001. Commencing January 1, 2002, goodwill will no longer be amortized, but will be reviewed for impairment.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 30, 2002, and is made a part hereof.

Item 11.  Executive Compensation

Information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 30, 2002, and is made a part hereof.

Item 12.  Security Ownership of Management and Others

Information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 30, 2002, and is made a part hereof.

Item 13.  Certain Relationships and Related Transactions

Information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 19, 2002, and is made a part hereof.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)  The following documents are filed as a part of this Report.

         (1) Financial statements - All financial statements are set forth under Item 8, pages 18 through 36

               Independent auditor's report on consolidated financial statements is on page 18

         (2) Financial statement schedules: none The required information is inapplicable or the information is presented in the financial statements or related notes

         (3)   Exhibits  (numbered  in  accordance  with Item 601 of  Regulation
               S-K).


     2.1 Securities Purchase Agreement, dated as of February 17, 2000, by and between Rheometric Scientific, Inc., Andlinger Capital XXVI LLC and Axess Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 21, 2000.


     2.2 Merger Agreement, dated as of November 20, 2000, among Sheridan D. Snyder, Robert P. Collins, Jr., PSI Holding Corporation, Rheometric Scientific, Inc., and PSI Acquisition Corp., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 29, 2000.

     2.3 Merger Agreement, dated as of May 31, 2001, among the individuals listed on Schedule A thereto as Company Shareholders, Aviv Instruments, Inc., Aviv Associates, Inc., Rheometric Scientific, Inc. and Tel Acquisition Corp., incorporated by reference to Exhibit
            2.1 to the  Company's  Current  Report  on Form 8-K filed on June 4,
            2001.

     3.1    Certificate  of  Incorporation  of  Rheometric   Scientific,   Inc.,
            incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

     3.2 Bylaws of Rheometric Scientific, Inc., as amended, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

     4.1 Specimen Certificate representing Common Stock of Rheometric Scientific, Inc., incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1, File No. 33-807 filed on October 10, 1985.

     4.2 Warrant to Purchase 132,617 shares Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed on March 11, 1996.

     4.3 Warrant to Purchase 331,543 shares of Common Stock of Rheometric Scientific, Inc. issued to RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on March 11, 1996.

     10.1 Rheometric Scientific, Inc. 1996 Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

     10.2 Rheometric Scientific, Inc. 2000 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     10.6 Third Amendment of the Revolving Credit, Term Loan and Security Agreement, dated as of May 31, 2001, incorporated by reference to
            Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 4, 2001.

     10.7 Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K filed on March 11, 1996.

     10.8 Subordination Agreement between Axess Corporation and RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated filed on April 16, 1996.

     10.9   First  Amendment to Lease  Agreement dated June 10, 1996 between RSI
            (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on May 19, 1997.

     10.10 Second Amendment to Lease Agreement dated February 20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on May 19, 1997.

     10.11 Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit
            10.15 to the Company's Annual Report on Form 10-K filed on May 19, 1997.

     10.12 Landlord Agreement and Amendment of Lease, dated as of March 6, 2000, by among RSI (NJ) QRS 12-13, Inc., Rheometric Scientific, Inc. and Axess Corporation, incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-3/A filed on November 9, 2002.

     10.13 Registration Rights Agreement, dated as of March 6, 2000, as amended and restated as of September 28, 2001, by and among Rheometric Scientific Inc., Andlinger Capital XXVI, Axess Corporation, State Farm Mutual Automobile Insurance Company, Trustee Under the Revocable Trust of R. Michael Hendricks, and Robert E. Davis, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-3/A filed on November 9, 2002.

     10.14 Stockholders' Agreement, dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess
            Corporation, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 21, 2000.

     10.15 Voting Agreement, dated as of February 17, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess
            Corporation, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 21, 2000.

     10.16 Employment Agreement, dated as of August 27, 2001, by and between Rheometric Scientific, Inc. and Paul Mangano, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-3/A filed on November 9, 2002.

     10.17 Amended and Restated Subordinated Promissory Note, dated as of September 28, 2001, issued by Rheometric Scientific, Inc. to Axess Corporation, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3/A filed on November 9, 2002.

     21.1   Subsidiaries of Rheometric Scientific, Inc.

     23.1   Consent of Mahoney Cohen & Company, CPA, P.C.

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         RHEOMETRIC SCIENTIFIC, INC.


Date:     March 30, 2002                 By:  /s/ Robert M. Castello
     -----------------------                  ------------------------------
                                              Robert M. Castello, Chairman
                                              Chief Executive Officer

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                       Title                     Date
-----------------------------   ---------------------------    -----------------


/s/ Robert M. Castello          Chairman and Chief                March 30, 2002
---------------------------     Executive Officer
Robert M. Castello              (principal executive officer)

/s/ Paul Mangano                President, and Chief              March 30, 2002
---------------------------     Operating Officer
Paul Mangano


/s/ Joseph Musanti              Vice President, Finance           March 30, 2002
---------------------------     and Materials; Chief
Joseph Musanti                  Financial Officer; and
                                Assistant Secretary (principal
                                financial and principal
                                accounting officer)


/s/ Mark F. Callaghan           Director                          March 30, 2002
---------------------------
Mark F. Callaghan


/s/ David R. Smith              Director                          March 30, 2002
---------------------------
David R. Smith


/s/ Merrick G. Andlinger        Director                          March 30, 2002
---------------------------
Merrick G. Andlinger


/s/ Robert K. Prud'homme        Director                          March 30, 2002
---------------------------
Robert K. Prud'homme


/s/ Paul  Woitach               Director                          March 30, 2002
---------------------------
Paul Woitach