Form 10-Q
period 2002-03-31
RHEOMETRIC SCIENTIFIC INC
filed 2002-05-15
CIK 779164

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       March 31, 2002

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------
Commission file number:    0-14617

                           RHEOMETRIC SCIENTIFIC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                61-0708419
                 --------                                ----------
      (State or other jurisdiction of       (IRS Employer Identification Number)
      incorporation or organization)

    One Possumtown Road, Piscataway, NJ                  08854-2103
    -----------------------------------                  ----------
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

                                 Yes  X     No
                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                           Outstanding at May 6, 2002
  --------------------------------------         -------------------------------
  Common Stock, $.01 par value per share                   24,926,411

                           Rheometric Scientific, Inc.

                               Index to Form 10-Q


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 2002
             and December 31, 2001                                           3

             Condensed Consolidated Statements of Operations
             for the three months ended March 31, 2002 and 2001              4

             Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 2002 and 2001                            5

             Condensed Consolidated Statements of Comprehensive Loss
             for the three months ended March 31, 2002 and 2001              6

             Notes to Condensed Consolidated Financial Statements            6

     Item 2. Management's  Discussion and Analysis of
             Results of Operations and Financial Condition                   12

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                16

             (a) Exhibits
             (b) Reports on Form 8-K

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                             March                     December
ASSETS                                                     31, 2002                    31, 2001
------                                                     --------                    --------

Current Assets
Cash                                                 $         968               $         696
Accounts receivable, net                                     7,905                       8,668
Inventories, net
      Finished goods                                         2,363                       2,558
      Work in process                                        1,240                       1,154
      Assembled components, materials, and parts             4,573                       4,455
                                                    --------------              --------------
                                                             8,176                       8,167
Prepaid expenses and other current assets                      665                         558
                                                    --------------              --------------

      Total current assets                                  17,714                      18,089
                                                    --------------              --------------

Property, plant, and equipment                              17,002                      16,843
Less accumulated depreciation and amortization              11,544                      11,319
                                                    --------------              --------------

Property, plant, and equipment, net                          5,458                       5,524
Goodwill                                                     5,317                       5,358
Other assets and deferred financing costs                      712                         658
                                                    --------------              --------------
      Total Assets                                   $      29,201               $      29,629
                                                    ==============              ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term bank borrowings                           $       9,189               $       8,919
Current maturity of long-term debt                           1,521                         901
Accounts payable                                             4,622                       4,229
Borrowings against accounts receivable                         788                         923
Accrued liabilities                                          4,402                       4,820
                                                    --------------              --------------

      Total current liabilities                             20,522                      19,792
                                                    --------------              --------------

Long-term debt                                               4,636                       5,319
Long-term debt - affiliate                                     550                         600
Other long-term liabilities                                    122                         122
                                                    --------------              --------------

      Total liabilities                                     25,830                      25,833
                                                    --------------              --------------
Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value of $.01, authorized one million
 shares, No shares issued and outstanding at
   March 31, 2002 and December 31, 2001.                       --                           --
Common stock,  par value of $.01,  Authorized  49,000
 shares; issued 27,726 shares at March 31, 2002 and
 27,715 shares at December 31, 2001                            277                         277
Additional paid-in capital                                  37,341                      37,337
Accumulated deficit                                        (34,088)                    (33,731)
Treasury stock, at cost, 2,800 shares at March 31, 2002
 and December 31, 2001                                          --                          --
Accumulated other comprehensive loss                          (159)                        (87)
                                                     --------------             ---------------
      Total shareholders' equity                             3,371                       3,796
                                                     --------------             ---------------

      Total Liabilities & Shareholders' Equity       $      29,201               $      29,629
                                                     ==============             ===============


See Notes to Condensed Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                         2002             2001
                                                         ----             ----

         Sales                                         $7,821           $7,645

         Cost of sales                                  4,454            4,115
                                                        -----            -----

         Gross profit                                   3,367            3,530
                                                        -----            -----

         General and administrative expenses            1,064              705
         Marketing and selling expenses                 1,847            2,133
         Engineering expenses                             564              491
                                                          ---              ---

         Total operating expenses                       3,475            3,329
                                                        -----            -----

         Operating (loss)/income                        (108)              201

         Interest expense                               (306)            (338)
         Foreign currency gain/(loss)                     57             (227)
                                                          --             ----

         Net loss                                      $(357)           $(364)
                                                        =====            =====
         Net loss per share
           Basic and diluted                           $(0.01)         $(0.02)
                                                       =======         =======
         Average number of shares outstanding
           Basic and diluted                           24,917          22,926
                                                       ======          ======

See Notes to Condensed Consolidated Financial Statements.

                           RHEOMETRIC SCIENTIFIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,

                                                                       2002            2001
                                                                       ----            ----
Cash Flows from Operating Activities:

Net loss                                                          $    (357)     $     (364)
Adjustments to reconcile net loss to net cash provided by/
      (used in) operating activities:
      Depreciation and amortization of plant and equipment               207            210
      Amortization of intangibles                                          9             16
      Provision for inventory reserves                                    45             96
      Unrealized currency loss net of gain on foreign
      currency contracts                                                  65            208
Changes in assets and liabilities:
      Accounts receivable                                                702           (942)
      Inventories                                                       (104)          (535)
      Prepaid expenses and other current assets                         (210)           208
      Accounts payable and accrued liabilities                            26           (108)
      Other assets                                                       (16)          (121)
                                                                  -----------    -----------

Net cash provided by/(used in) operating activities                      367         (1,332)
                                                                  -----------    -----------
Cash Flows from Investing Activities:
      Purchases of property, plant, and equipment                        (41)          (122)
                                                                  -----------    -----------
Net cash used in investing activities                                    (41)          (122)
                                                                  -----------    -----------
Cash Flows from Financing Activities:
      Net borrowings under line of credit agreements                     270          1,658
      Net (repayment)/ borrowing against accounts
      receivables                                                       (125)            17
      Proceeds from issuance of common stock net of
      issuance costs                                                       4             36
      Repayment of long-term debt/lease obligation                      (196)          (129)
                                                                  -----------    -----------
Net cash (used in)/ provided by financing activities                     (47)         1,582
                                                                  -----------    -----------

Effect of exchange rate changes on cash                                   (7)           (72)
                                                                  -----------    -----------
Net increase in cash                                                     272             56
Cash at beginning of period                                              696            786
                                                                  -----------    -----------
Cash at end of period                                             $      968      $     842
                                                                  ===========     ==========

Cash payments for interest                                        $      291      $     340
                                                                  ===========     ==========

Cash payments for income taxes                                    $        1      $       3
                                                                  ===========     ==========

See Notes to Condensed Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)


                                                       Three Months
                                                      Ended March 31,
                                                   2002             2001
                                                   ----             ----

         Net loss                               $  (357)          $ (364)
         Other comprehensive loss
           Foreign currency translation
              adjustments                           (72)            (332)
                                               ---------        ---------
         Comprehensive loss                      $ (429)          $ (696)
                                               =========        =========


See Notes to Condensed Consolidated Financial Statements


                           RHEOMETRIC SCIENTIFIC, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), for fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company adopted the provisions of SFAS 133 as amended by SFAS 137 and SFAS 138. Under SFAS 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. The Company recorded in earnings an unrealized gain of $32,000 and $0 for the quarter ended March 31, 2002 and 2001, respectively.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144").

The Company adopted the provisions of SFAS 141 immediately and adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

In connection with the transitional impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of January 1, 2002. Because of the extensive effort needed to comply with the adoption of SFAS 142, further evaluation is still needed to complete the transitional goodwill impairment test provisions. The assessment process will be completed no later than June 30, 2002 and the recording of any impairment loss will be completed as soon as possible but no later than the end of 2002. Any transitional impairment loss, if any, will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

As of March 31, 2002, the Company has unamortized goodwill in the amount of $5,317,000 and unamortized identifiable intangible assets in the amount of approximately $52,000, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expenses related to goodwill was $0 and $13,000 for the three months ended March 31, 2002 and 2001, respectively. In connection with the adoption of SFAS 142, management has evaluated the Company's intangible assets and determined that the Company has no indefinite useful life intangibles. Management has also evaluated the remaining useful lives of the Company's intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required. Beginning January 1, 2002, in accordance with SFAS 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, periodic reviews will need to be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances occur measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company has adopted SFAS 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities, and, therefore, will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements with respect to future disposal decisions, if any.

2.   Loss Per Share

The Company calculates net income/(loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants, and convertible securities. For the three months ended March 31, 2002 and 2001 common stock equivalents were anti-dilutive.

3.    Long-Term Debt and Short-Term Borrowings

Long-term debt consisted of the following:
                                                    March 31,       December 31,
                                                      2002             2001
                                                      ----             ----
Obligation under sale/leaseback payable
through February 2011, with interest
imputed at a rate of 13.9% for 2002 and
2001                                              4,592,000      $  4,571,000

Term loan payable through March 2003.
Loan bears interest at prime plus 1.5%
(6.25% at March 31, 2002 and
December 31, 2001)                                  900,000           975,000


Obligations under capital leases payable
2002 through 2006 with interest imputed
at rates from 8.5% to 13.3%                         215,000           255,000

Term loan payable through June 2005.
Loan bears interest at prime plus 1.5%
(6.25% at March 31, 2002 and
December 31, 2001)                                  250,000           269,000
                                                 ----------        ----------
                                                  5,957,000         6,070,000
Less Current Maturities                           1,321,000           751,000
                                                 ----------        ----------
                                                 $4,636,000        $5,319,000
                                                 ==========        ==========

The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement"), dated as of March 6, 2000, as amended, between the Company and PNC Bank, National Association ("PNC Bank") provides for a total credit facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 4.75% at March 31, 2002 and December 31, 2001. Additionally, the Loan Agreement contains a net worth covenant and a fixed charge coverage ratio covenant. As of March 31, 2002 the Company is in compliance with these financial covenants. On

March 29, 2002 PNC Bank amended the financial covenant for 2002 including a condition requiring a cash infusion of at least $1,000,000 in the form of equity within 120 days after March 29, 2002. As of May 15, 2002, the Company has not received any commitments for additional equity financing.

The Loan Agreement also includes a term loan in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at the prime rate plus 1.5 percent (6.25% at March 31, 2002 and December 31, 2001) which is due monthly. The outstanding balance of the term loan obligation was $900,000 at March 31, 2002. On May 31, 2001, in connection with the Aviv acquisition (see Note 6), the Company and PNC Bank amended the Loan Agreement to provide for a second term loan in the amount of $300,000. This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (6.25% at March 31, 2002 and December 31, 2001). The outstanding balance of the second term loan was $250,000 at March 31, 2002. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

The Company at March 31, 2002 had total borrowings under its working capital credit facility of $9,189,000, with remaining availability of approximately $1,058,000.


4.   Long-Term Debt - Affiliate


Long-term debt - affiliate  consisted of the following:

                                                 March 31,          December 31,
                                                 ---------          ------------
                                                   2002                 2001
                                                   ----                 ----
     Subordinated promissory note due
     February 28, 2006 with interest at 6%        750,000            $750,000
     Less Current Maturities                      200,000             150,000
                                                 --------            --------
                                                 $550,000            $600,000

On March 6, 2000 in conjunction with the transaction pursuant to which Andlinger Capital XXVI LLC acquired a majority equity interest in the Company, Axess Corporation ("Axess"), the majority shareholder of the Company prior to the Andlinger transaction, cancelled its existing debt of $8,206,000 and the accrued interest thereon in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a subordinated promissory note in the principal amount of $1,000,000 and (z) the issuance to Axess, of a warrant to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock (convertible into 1,000,000 shares of common stock) to be issued, subject to stockholder approval, pursuant to an amendment to the certificate of incorporation of the Company.

On September 28, 2001 Axess converted $200,000 of the principal balance of the subordinated promissory note along with $63,000 of interest relating to the period March 1, 2001 to March 1, 2002 into 65,762 shares of the Company's common stock. As a result, the Company and Axess executed an amended and restated subordinated promissory note for the remaining amount of $750,000 payable upon the sale of one of the Company's product lines. In the absence of this sale, repayment is to begin on June 30, 2002 in the amount of $50,000 per quarter plus accrued interest on the unpaid balance at a rate of 6% per annum. Interest begins to accrue as of April 1, 2002. The entire unpaid principal and interest balance is due and payable on February 28, 2006.

On July 2,  2001,  State  Farm  acquired  from  Axess  6,422,933  shares  of the
Company's common stock along with 800 shares of the Company's convertible redeemable preferred stock. The total shares acquired by State Farm (including as outstanding the 800,000 shares issuable upon conversion of the 800 shares of convertible redeemable preferred stock, which have subsequently been converted) represents approximately 29% of the outstanding common stock of the Company at March 31, 2002.


5.   Operating Segments/Foreign Operations and Geographic Information

The Company's three reportable segments are Domestic, Europe, and the Far East. Summarized financial information concerning the Company's reportable segments is shown below:

(In thousands)                 Domestic       Europe      Japan     Consolidated
--------------------------------------------------------------------------------

Trade Revenues:
     3/31/02                    5,382         1,235       1,204        7,821
     3/31/01                    4,481         1,612       1,552        7,645
Intercompany Revenues:
      3/31/02                     994           136           0            -
      3/31/01                   1,341           223           0            -
Operating Income/(Loss):
     3/31/02                     (28)          (98)          18         (108)
     3/31/01                     (65)          (23)         289          201
Total Assets:
     3/31/02                   22,569         3,420       3,212       29,201
     12/31/01                  22,194         3,455       3,980       29,629
Depreciation and Amortization (including Intangibles):
     3/31/02                      193            18           5          216
     3/31/01                      195            22           9          226

Aviv was acquired effective May 31, 2001, and is included in the domestic segment in 2002. The 2002 amounts above include the following Aviv numbers:
Sales of $825; Operating loss of $85; Total Assets of $4,734; and Depreciation of $18.

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

7.   Restructuring

In the fourth quarter of 2001, a restructuring provision totaling $1,496,000 was recorded for the restructuring of certain Domestic and European operations and the write down on inventories related to specific products the Company will no longer sell. Key initiatives of the restructuring program include: a) outsourcing the European service function, b) centralizing the European sales function at European headquarters, c) centralizing shared services including order processing, cash collections, and cash application at European headquarters, and d) streamlining certain domestic functions. The charges consist of approximately $702,000 relating to the inventory write down, and approximately $566,000 for the termination of 28 U.S. and European employees. The $566,000 includes severance pay as per company policy, payroll taxes, accrued vacation for those employees under contract and for the U.S. employees the cost of medical benefits for the severance period. A provision of $228,000 was made for the closing and consolidation of certain European offices. This includes $96,000 related to lease termination costs and any impairment on fixed assets in those locations, $67,000 for the elimination of certain European legal entities, and $65,000 for the cost of lease terminations on automobiles for the European service people. All charges for inventory and fixed assets have been recorded net of any expected salvage value. The restructuring program is expected to yield annualized savings of approximately $1,200,000 related to reduced wages, facility related costs, and depreciation and will be reflected in cost of sales, general and administrative expenses, marketing and selling expenses and engineering expenses. Approximately $354,000 was charged to the restructuring reserve in the first quarter of 2002. At March 31, 2002, the remaining balance of $440,000 is classified as accrued liabilities in the Consolidated Balance Sheet while $702,000 is included as a reduction in inventory.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. This quarterly report on Form 10-Q should be read in conjunction with the latest annual report on Form 10-K filed by the Company.

Revenues

In the three months ended March 31, 2002, we achieved revenues of $7,821,000 compared to $7,645,000 for the same period in 2001. Domestic revenues increased by 20.1% while European and Japanese revenues decreased by 23.4% and 22.4%, respectively. Included in revenues for 2002 is the acquisition (effective May 31, 2001) of Aviv, which accounted for $825,000 of domestic revenues. Revenues for 2002 were unfavorably affected by $211,000 due to less favorable currency rates in effect compared to 2001. Foreign revenues decreased to 31.2% of consolidated revenue compared to 41.4% in 2001.

Gross Profit

Gross profit for three months ended March 31, 2002 was 43.1% of sales, compared to 46.2% for 2001. The gross profit percentage decrease was the result of unfavorable product mix and intensive pricing pressures in our Rheology and Thermal Business. In addition, our gross profit percentage was negatively affected by lower margins relating to Aviv which were not included in prior periods.

Operating Expenses

Operating expenses increased by $146,000 to $3,475,000 for the three months ended March 31, 2002, compared to 2001. This increase includes an increase in expenses for Aviv of $291,000. Operating expenses have been favorably affected by $76,000 due to currency rates in effect compared to 2001. Excluding the currency effect and the expenses related to the Aviv acquisition, operating expenses have decreased $69,000 over the same period last year.

General and Administrative. General and administrative expenses increased to $1,064,000 for the three month period ended March 31, 2002 compared to $705,000 in the same period in 2001. Included in the increase of $359,000 is approximately $177,000 related to Aviv expenses not included in the prior period. The remaining increase is primarily due to increases in bank fees of $36,000, salaries of $75,000, and travel costs of $27,000.

Sales and Marketing. Sales and marketing expenses decreased to $1,847,000 for the three months ended March 31, 2002 compared to $2,133,000 in the same period in 2001. The decrease of approximately $286,000 is due to a decrease in sales and marketing expenses for Europe, Japan, and Protein Solutions of $98,000, $145,000, and $43,000 respectively.

Engineering. Engineering expenses increased to $564,000 for the three months ended March 31, 2002 compared to $491,000 in the same period in 2001. This increase of $73,000 is the result of the inclusion of Aviv expenses of $114,000 offset by a decrease in domestic expenses of $41,000. The decrease is primarily the result of lower salary and employee benefits of $10,000 and lower prototype development expense of $26,000.

Interest Expense

Interest expense decreased $32,000 for the three month period ended March 31, 2002 compared to 2001. This decrease is due to lower interest rates in effect for the period and is partially offset by carrying larger loan balances.

Foreign Currency

The foreign currency adjustment for the three months ended March 31, 2002 was a gain of $57,000 compared to a loss of $227,000 for the same period last year. The gain was primarily due to transaction gains of $87,000 resulting from the British Pound against the U.S. Dollar. These were offset by a loss of $30,000 resulting from the Euro and Japanese yen against the U.S. Dollar.

Net Loss

Net loss for the three months ended March 31, 2002 was $357,000, compared to a net loss of $364,000 for the same period in 2001. While sales increased $176,000 in 2002, cost of sales increased by $339,000. This decline in gross margin was the result of unfavorable product mix and intensive pricing pressures in our Rheology and Thermal Business. In addition, our margins were negatively affected by lower margins relating to Aviv which was not included in prior periods. Additionally operating expenses increased $146,000 offset by a decrease in interest expense and the currency loss of $32,000 and $284,000 respectively compared to the same period last year.

Inherent in our business is the potential for inventory obsolescence for older products as we develop new products. Our development efforts generally enhance existing products or relate to new markets for existing technology. We do however continuously monitor our exposure relating to excess and obsolete inventory and establish reserves for any exposure.

Financing, Liquidity, and Capital Resources

The Revolving Credit, Term Loan and Security Agreement, dated as of March 6, 2000, between our company and PNC Bank, National Association, as amended, provides for a total credit facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 4.75% at March 31, 2002. Additionally, the Revolving Credit, Term Loan and Security Agreement contains a net worth covenant and a fixed charge coverage ratio covenant. As of March 31, 2002, we are in compliance with these covenants. On March 29, 2002, PNC Bank amended the financial covenant for 2002 based on our 2002 budget and issued a waiver with respect to the year end covenant. The PNC Bank waiver includes a condition requiring a cash infusion of at least $1,000,000 in the form of equity within 120 days after March 29, 2002, the date of the waiver. While we have commenced discussions with a number of potential investors, we have not received any commitments for additional equity financing and there can be no assurance that we will be successful in securing such financing on acceptable terms or at all. The Revolving Credit, Term Loan and Security Agreement also includes a term loan in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at the prime rate plus 1.5 percent which is due monthly (6.25% at March 31, 2002). The outstanding balance of the term loan obligation was $900,000 at March 31, 2002. On June 1, 2001, in connection with the Aviv acquisition, we amended the Revolving Credit, Term Loan and Security Agreement with PNC Bank to provide for a second term loan in the amount of $300,000. This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (6.25% at March 31, 2002). The Revolving Credit, Term Loan and Security Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of our assets.

At March 31, 2001 total borrowings under our working capital credit facility was $9,189,000, with remaining availability of approximately $1,058,000.

The current negative economic environment in our markets have adversely impacted our liquidity through, among other things, reduced sales and inventory buildup. We have revised our sales forecast and business plan in light of our view of current economic conditions and the anticipated results of our restructuring plan, and believe that cash generated from operations and funds available under our Revolving Credit, Term Loan and Security Agreement should be sufficient to meet our working capital needs for the next 12 months. There can be no assurance, however, that a continued slowdown in the economy or other factors will not result in our company's failure to meet our revised forecast, or otherwise result in liquidity concerns. Additionally, our current Revolving Credit, Term Loan and Security Agreement expires March 6, 2003, and, as noted above, includes a condition requiring a cash infusion of at least $1,000,000 in the form of equity within 120 days after March 29, 2002. In the event that the agreement is not extended, or in the event we are not able to obtain the additional equity financing required by the PNC Bank waiver, and that condition is not waived by PNC Bank, there is no assurance that we will be able to secure a new credit facility on comparable terms, or at all. An inability to extend or replace our existing credit facility on favorable terms could have a material adverse effect on our financial condition and operations.

Cash Flows from Operations

Net cash provided by operating activities in the three months ended March 31, 2002 was $367,000. This compares to net cash used in operating activities of $1,332,000 in the same period in 2001. The positive cash flow in 2002 was comprised primarily of an decrease in accounts receivable of $ 702,000 and an increase in accounts payable and accrued liabilities of $26,000. These inflows were offset by an increase in inventories and prepaid expenses and other current assets of $104,000 and $210,000 respectively, as well as an increase in other assets of $16,000. The loss for the three months ended March 31, 2002 was $357,000. This was accompanied by non-cash depreciation and amortization charges of $216,000, a provision for inventory reserves of $45,000, and an unrealized currency loss of $65,000.

Cash Flows from Investing

We made capital expenditures of $41,000 during the three months ended March 31, 2002 as compared to $122,000 in the same period in 2001.

Cash Flows from Financing

Net cash used in financing activities for the three months ended March 31, 2002 was $47,000. This compares to net cash provided by financing activities of $1,582,000 in the same period in 2001. During the period, our borrowings under line of credit agreements increased $270,000 and there were proceeds from issuance of common stock of $4,000. Offsetting these inflows was the repayments of long term debt and lease obligations totaling $196,000 and a decrease in our borrowings against accounts receivables of $125,000.

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

Forward-Looking Statements

This report includes "forward-looking statements". Statements in this report regarding future events or conditions, including statements regarding industry prospects and our expected financial position, business and financing plans, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in this report and in our other public filings with the SEC, and include the risks associated with the expansion of our business, the possible inability of our company to integrate the Protein Solutions and Aviv businesses we have acquired, dependence on the capital spending policies of our customers, as well as factors that affect the materials test systems industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

10.4 First Amendment to the Revolving Credit, Term Loan and Security Agreement, dated as of August 3-1, 2000, incorporated by reference to
       Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

10.12 Landlord Agreement and Amendment of Lease, dated as of March 6, 2000, by among RSI (NJ) QRS 12-13, Inc., Rheometric Scientific, Inc. and Axess Corporation, incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-3/A filed on November 9, 2001.

10.13 Registration Rights Agreement, dated as of March 6, 2000, as amended and restated as of September 28, 2001, by and among Rheometric Scientific Inc., Andlinger Capital XXVI, Axess Corporation, State Farm Mutual Automobile Insurance Company, Trustee Under the Revocable Trust of R. Michael Hendricks, and Robert E. Davis, incorporated by reference to
       Exhibit 10.13 to the Company's Registration Statement on Form S-3/A filed on November 9, 2001.

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

10.16 Employment Agreement, dated as of August 27, 2001, by and between Rheometric Scientific, Inc. and Paul Mangano, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-3/A filed on November 9, 2001.

10.17 Amended and Restated Subordinated Promissory Note, dated as of September 28, 2001, issued by Rheometric Scientific, Inc. to Axess Corporation, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3/A filed on November 9, 2001.

21.1   Subsidiaries of Rheometric Scientific, Inc., incorporated by reference to
       Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on April 1, 2002.


      (b)  Reports on Form 8-K



(i) The Company filed a Current Report on Form 8-K on February 8, 2002 announcing the addition of Paul Woitach to the Company's Board of Directors.

(ii) The Company filed a Current Report on Form 8-K on January 22, 2002 announcing that the Company would record a non-recurring charge of $1,750,000 in its fourth quarter of 2001 for a restructuring plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RHEOMETRIC SCIENTIFIC, INC.
                                        (Registrant)



May 15, 2002                            By /s/ Joseph Musanti
                                          ----------------------------------
                                          Joseph Musanti, Vice President,
                                          Finance and Chief Financial Officer