Form 10-Q
period 2002-06-30
RHEOMETRIC SCIENTIFIC INC
filed 2002-08-14
CIK 779164

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2002
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number:    0-14617
                         ------------


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


                                 (732) 560-8550
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X            No
                      -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                        Outstanding at August 6, 2002
    --------------------------------------        -----------------------------
    Common Stock, $.01 par value per share                 24,926,411

                           Rheometric Scientific, Inc.

                               Index to Form 10-Q

                                                                                                      Page No.
                                                                                                      --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2002
                  and December 31, 2001                                                                    3

                  Condensed Consolidated Statements of Operations
                  for the three and six months ended June 30, 2002 and 2001                                4

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2002 and 2001                                                  5

                  Condensed Consolidated Statements of Comprehensive Loss
                  for the three and six months ended June 30, 2002 and 2001                                6

                  Notes to Condensed Consolidated Financial Statements                                     6

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                                           12


PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                         18

                 (a)    Exhibits
                 (b)    Reports on Form 8-K


                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             June                     December
                                                                           30, 2002                   31, 2001
                                                                          ----------                  --------
ASSETS                                                                    (unaudited)
Current Assets
Cash                                                                  $         926               $         696
Accounts receivable, net                                                      8,710                       8,668
Inventories, net
      Finished goods                                                          2,544                       2,558
      Work in process                                                         1,205                       1,154
      Assembled components, materials, and parts                              3,808                       4,455
                                                                      -------------               -------------
                                                                              7,557                       8,167
Prepaid expenses and other current assets                                       903                         558
                                                                      -------------               -------------

      Total current assets                                                   18,096                      18,089
                                                                      -------------               -------------

Property, plant, and equipment                                               17,193                      16,843
Less accumulated depreciation and amortization                               11,849                      11,319
                                                                      -------------               -------------

Property, plant, and equipment, net                                           5,344                       5,524
Goodwill                                                                      5,492                       5,358
Other assets and deferred financing costs                                       612                         658
                                                                      -------------               -------------

      Total Assets                                                    $      29,544               $      29,629
                                                                      =============               =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term bank borrowings                                            $       9,624               $       8,919
Current maturity of long-term debt                                            1,473                         901
Accounts payable                                                              5,232                       4,229
Borrowings against accounts receivable                                          610                         923
Accrued liabilities                                                           4,172                       4,820
                                                                      -------------               -------------

      Total current liabilities                                              21,111                      19,792
                                                                      -------------               -------------

Long-term debt                                                                4,534                       5,319
Long-term debt - affiliate                                                      500                         600
Other long-term liabilities                                                     122                         122
                                                                      -------------               -------------
      Total liabilities                                                      26,267                      25,833
                                                                      -------------               -------------
Commitments and Contingencies

Shareholders' Equity
Preferred Stock, par value of $.01, authorized one million
  shares, No shares issued and outstanding at June 30, 2002 and
  December 31, 2001.                                                             --                          --
Common stock,  par value of $.01, Authorized  49,000
  shares; issued 27,726 shares at June 30, 2002 and
  27,715 shares at December 31, 2001                                            277                         277
Additional paid-in capital                                                   37,356                      37,337
Accumulated deficit                                                         (34,506)                    (33,731)
Treasury stock, at cost, 2,800 shares at June 30, 2002 and
December 31, 2001                                                                --                          --
Accumulated other comprehensive income/(loss)                                   150                         (87)
                                                                      -------------               --------------
      Total shareholders' equity                                              3,277                       3,796
                                                                      -------------               --------------
      Total Liabilities & Shareholders' Equity                        $      29,544               $      29,629
                                                                      =============               ==============

           See Notes to Condensed Consolidated Financial Statements.

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          Three Months Ended                      Six Months Ended
                                                                June 30,                              June 30,
                                                          -------------------                   ---------------------
                                                          2002           2001                   2002             2001
                                                          ----           ----                   ----             ----
     Sales                                             $ 7,935        $ 7,396                $15,756          $15,041

     Cost of sales                                       4,491          4,157                  8,945            8,272
                                                       -------        -------                -------          -------

     Gross profit                                        3,444          3,239                  6,811            6,769
                                                       -------        -------                -------          -------

     General and administrative expenses                 1,125            764                  2,189            1,469
     Marketing and selling expenses                      2,048          1,997                  3,895            4,130
     Engineering expenses                                  467            496                  1,031              987
                                                       -------        -------                -------          -------

     Total operating expenses                            3,640          3,257                  7,115            6,586
                                                       -------        -------                -------          -------

     Operating income/(loss)                              (196)           (18)                  (304)             183

     Interest expense                                     (313)          (350)                  (619)            (688)

     Foreign currency gain/(loss)                           41           (155)                    98             (382)
                                                       --------       --------               --------         --------
     Loss before income taxes                             (468)          (523)                  (825)            (887)

     Income tax benefit                                     50              -                     50                -
                                                       --------       --------               --------         --------
     Net loss                                          $  (418)       $  (523)               $  (775)         $  (887)
                                                       ========       ========               ========         ========

     Net loss per share
       Basic and diluted                                $(0.02)       $ (0.02)               $ (0.03)         $ (0.04)
                                                       ========       ========               ========         ========
     Average number of shares outstanding
       Basic and diluted                                24,926         23,347                 24,921           23,139
                                                       ========       ========               ========         ========


            See Notes to Condensed Consolidated Financial Statements


                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ---------------------------
                                                                                 2002                  2001
                                                                                 ----                  ----

Cash Flows from Operating Activities:
Net loss                                                                 $      (775)              $    (887)
Adjustments to reconcile net loss to net cash provided by/
      (used in) operating activities:
      Depreciation and amortization of plant and equipment                       415                     429
      Amortization of intangibles                                                 17                      68
      Provision for inventory reserves                                            51                      89
      Unrealized currency (gain)/loss                                           (322)                    348
Changes in assets and liabilities:
      Accounts receivable                                                        416                     518
      Inventories                                                                713                  (1,573)
      Prepaid expenses and other current assets                                 (300)                    137
      Accounts payable and accrued liabilities                                    98                    (683)
      Other assets                                                                49                     (21)
                                                                         ------------              ----------

Net cash provided by/( used in) operating activities                             362                  (1,575)
                                                                         ------------              ----------

Cash Flows from Investing Activities:
      Cash acquired ($327) in excess of Aviv acquisition
        cost                                                                       -                      40
      PSI acquisition costs                                                        -                     (31)
      Purchases of property, plant, and equipment                               (107)                   (169)
                                                                         ------------              ----------
Net cash used in investing activities                                           (107)                   (160)
                                                                         ------------              ----------

Cash Flows from Financing Activities:
      Net borrowings under line of credit agreements                             706                   1,899
      Net (repayment)/ borrowing against accounts receivables                   (373)                    179
      Proceeds from issuance of common stock net of issuance
        costs                                                                      4                      37
      Repayment long-term debt affiliate                                           -                     (50)
      Net Borrowings long-term debt                                                -                     150
      Repayment of long-term debt/lease obligation                              (397)                   (118)
                                                                         ------------              ----------
Net cash (used in)/ provided by financing activities                             (60)                  2,097
                                                                         ------------              ----------

Effect of exchange rate changes on cash                                           35                     (90)
                                                                         ------------              ----------

Net increase in cash                                                             230                     272
Cash at beginning of period                                                      696                     786
                                                                         ------------              ----------
Cash at end of period                                                    $       926               $   1,058
                                                                         ============              ==========

Cash payments for interest                                               $       593               $     682
                                                                         ============              ==========

Cash payments for income taxes                                           $         1               $       -
                                                                         ============              ==========

           See Notes to Condensed Consolidated Financial Statements.


                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)


                                        Three Months              Six Months
                                        Ended June 30,          Ended June 30,
                                       ----------------       ------------------

                                        2002      2001          2002       2001
                                        ----      ----          ----       ----

Net loss                               $ (418)   $ (523)      $ (775)   $  (887)
Other comprehensive (loss)/income
  Foreign currency translation
    Adjustments                           309       (18)         237       (350)
                                       -------   -------      -------   --------
Comprehensive (loss)                   $ (109)   $ (541)      $ (538)   $(1,237)
                                       =======   =======      =======   ========


           See Notes to Condensed Consolidated Financial Statements.



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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), for fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company adopted the provisions of SFAS 133 as amended by SFAS 137 and SFAS 138. Under SFAS 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through operations, or recognized in other comprehensive income until the hedged item is recognized in operations, depending on the nature of the hedge. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in operations. The Company recorded in operations an unrealized loss of $72,000 and $0 for the six months ended June 30, 2002 and 2001, respectively.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144"). Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001. Beginning January 1, 2002, in accordance with SFAS 142, the Company is no longer recording amortization expense related to goodwill.

The Company adopted the provisions of SFAS 141 immediately and adopted SFAS 142 effective January 1, 2002. In connection with the adoption of SFAS 142, the Company performed a transitional goodwill impairment test as required to determine that no goodwill impairment existed at January 1, 2002. The Company completed its review and did not have to record a charge to operations as a result of adopting these new standards. Additionally, management has evaluated the Company's intangible assets and determined that the Company has no indefinite useful life intangibles. Management has also evaluated the remaining useful lives of the Company's intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required.

As of June 30, 2002, the Company has unamortized goodwill in the amount of $5,492,000 and unamortized identifiable intangible assets consisting of patents in the amount of $45,000. The goodwill is included in the assets of the Protein Solutions group segment while the patents are included in the assets of the Rheometric USA segment. Amortization expenses related to goodwill was zero in 2002 and $20,000 and $36,000 for the three and six months ended June 30, 2001. Patent amortization was $8,000 and $17,000 for the three and six months ended June 30, 2002 compared to $16,000 and $32,000 in the same period last year. Although goodwill will no longer be systematically amortized, periodic reviews will need to be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income. Excluding amortization expense related to goodwill of $20,000 and $36,000 for the three and six months ended June 30, 2001, net loss for those periods would have been $503,000 and $851,000 respectively. Basic and diluted loss per share would have remained unchanged at $0.02 and $0.04 for the three and six months ended June 30, 2001.

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

2.      Loss Per Share

The Company calculates net income/(loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants, and convertible securities. For the three and six months ended June 30, 2002 and 2001 common stock equivalents were anti-dilutive.

3.      Long-Term Debt and Short-Term Borrowings

Long-term debt consisted of the following:

                                                      June 30,      December 31,
                                                        2002            2001
                                                      --------      ------------

Obligation under sale/leaseback payable through
February 2011, with interest imputed at a rate
of 13.9% for 2002 and 2001                          $  4,526,000    $ 4,571,000

Term loan payable through March 2003. Loan
bears interest at prime plus 1.5% (6.25% at
June 30, 2002 and  December 31, 2001)                    825,000        975,000


Obligations under capital leases payable
2002 through 2006 with interest imputed
at rates from 8.5% to 13.3%                              175,000        255,000


Term loan payable through June 2005.
Loan bears interest at prime plus 1.5%
(6.25% at June 30, 2002 and
 December 31, 2001)                                      231,000        269,000
                                                       5,757,000      6,070,000
Less Current Maturities                                1,223,000        751,000
                                                    ------------    -----------
                                                    $  4,534,000    $ 5,319,000
                                                    ============    ===========

The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement"), dated as of March 6, 2000, as amended, between the Company and PNC Bank, National Association ("PNC Bank") provides for a total credit facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 4.75% at June 30, 2002 and December 31, 2001. Additionally, the Loan Agreement contains a net worth covenant and a fixed charge coverage ratio covenant. On March 29, 2002 PNC Bank amended the financial covenants for 2002 including a condition requiring a cash infusion of at least $1,000,000 in the form of equity by July 31, 2002. As of June 30, 2002 the Company was in violation of the fixed charge coverage ratio covenant and as of July 31, 2002 the Company had not received the additional equity financing.

On August 8, 2002 the Company entered into an agreement with Andlinger Capital XXVI LLC ("Andlinger Capital"), the Company's principal stockholder, pursuant to which Andlinger Capital would make an immediate preferred stock investment of $1,500,000, with the right, subject to future Board determination of the need for such capital, to invest up to an additional $500,000. Andlinger Capital purchased 1,500 of the 2,000 authorized shares of the Company's newly created Series B Preferred Stock. The Series B Preferred Stock does not carry a current dividend, but is subject to redemption at the option of the Company, or upon the sale of all or substantially all of the assets of the Company, upon the sale of any major portion of the assets of the Company, upon the sale of a significant subsidiary or division of the Company, upon a change in control of the Company, upon the sale of common or preferred stock by the Company to the public, or upon the acceleration of indebtedness for borrowed money in excess of $1,000,000. The redemption price of the Series B Preferred Stock is the original Series B Preferred Stock issue price plus a rate of 12% per annum.

On August 12, 2002, the sale of the shares of Series B Preferred Stock to Andlinger Capital was consummated, which satisfied the cash infusion requirement under the Loan Agreement. Effective as of August 13, 2002, subject to formal delivery of Board resolutions, PNC Bank waived the fixed charge coverage ratio covenant for June 30, 2002. There can be no assurance that the Company will be able to meet the covenant in future periods.

The Loan Agreement also includes a term loan in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at the prime rate plus 1.5 percent (6.25% at June 30, 2002 and December 31, 2001) which is due monthly. The outstanding balance of the term loan obligation was $825,000 at June 30, 2002. On May 31, 2001, in connection with the Aviv acquisition (see Note 6), the Company and PNC Bank amended the Loan Agreement to provide for a second term loan in the amount of $300,000. This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (6.25% at June 30, 2002 and December 31, 2001). The outstanding balance of the second term loan was $231,000 at June 30, 2002. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

The Company at June 30, 2002, had total borrowings under its working capital credit facility of $9,624,000 with remaining availability of approximately $1,303,000.

4.      Long-Term Debt - Affiliate


Long-term debt - affiliate consisted of the following:

                                                        June 30,    December 31,
                                                          2002         2001
                                                        --------    ------------
         Subordinated promissory note due
         February 28, 2006 with interest at 6%          $750,000       $750,000
                  Less Current Maturities                250,000        150,000
                                                        --------       --------
                                                        $500,000       $600,000


On March 6, 2000, in conjunction with the transaction pursuant to which Andlinger Capital acquired a majority equity interest in the Company, Axess Corporation ("Axess"), the majority shareholder of the Company prior to the Andlinger transaction, cancelled its existing debt of $8,206,000 and the accrued interest thereon in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a subordinated promissory note in the principal amount of $1,000,000 and (z) the issuance to Axess, of a warrant to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock (convertible into 1,000,000 shares of common stock) to be issued, subject to stockholder approval, pursuant to an amendment to the certificate of incorporation of the Company.

On September 28, 2001, Axess converted $200,000 of the principal balance of the subordinated promissory note along with $63,000 of interest relating to the period March 1, 2001 to March 1, 2002 into 65,762 shares of the Company's common stock. As a result, the Company and Axess executed an amended and restated subordinated promissory note for the remaining amount of $750,000 payable upon the sale of one of the Company's product lines. In the absence of this sale, payments of $50,000 per quarter plus accrued interest on the unpaid balance is due beginning June 30, 2002. Interest at 6% per annum begins to accrue as of April 1, 2002 and the entire unpaid principal and interest balance is due and payable on February 28, 2006. On August 12, 2002, Axess extended the payment due date for the June 30, 2002 payment. The principal payment of $50,000 plus accrued interest from April 1, 2002 to August 31, 2002 is due and payable on August 31, 2002.

On July 2,  2001,  State  Farm  acquired  from  Axess  6,422,933  shares  of the
Company's common stock along with 800 shares of the Company's convertible redeemable preferred stock. The total shares acquired by State Farm (including as outstanding the 800,000 shares issuable upon conversion of the 800 shares of convertible redeemable preferred stock, which have subsequently been converted) represents approximately 29% of the outstanding common stock of the Company at June 30, 2002.


5.      Operating Segments/Foreign Operations and Geographic Information

The Company's three reportable segments had been Domestic, Europe, and Japan. Beginning June 30, 2002 the Domestic segment will be split between Rheometric USA (RHEO US) and the Protein Solutions group (PSG) which is composed of Aviv and Protein Solutions. Summarized financial information concerning the Company's reportable segments is shown below:

(In thousands)                RHEO US     PSG       Europe     Japan     Total
--------------------------------------------------------------------------------

Trade Revenues:
     6/30/02                  7,967      2,904      2,347      2,538     15,756
     6/30/01                  6,685      2,137      3,174      3,045     15,041
Intercompany Revenues:
      6/30/02                 2,097          -        163          0          -
      6/30/01                 3,036         98        442          0          -
Operating Income/(Loss):
     6/30/02                    310       (264)      (471)       121       (304)
     6/30/01                     21        128       (236)       270        183
Total Assets:
     6/30/02                 13,768      8,101      4,228      3,447     29,544
     12/31/01                13,876      8,318      3,455      3,980     29,629
Depreciation and
  Amortization
 (including Intangibles):
     6/30/02                    312         71         38         11        432
     6/30/01                    365         71         43         18        497


Aviv was acquired effective May 31, 2001, and is included in the Protein Solutions Group (PSG) segment. The 2001 figures include the following numbers related to Aviv for the short period (in thousands): Sales of $250; Operating Income $1; Total Assets of $4,629; and Depreciation and Amortization of $14. The 2002 amounts above include the following Aviv numbers: Sales of $1,405; Operating loss of $144; Total Assets of $4,794; and Depreciation of $35.

Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors.

6.      Aviv Acquisition

Effective May 31, 2001, through the Company's wholly-owned subsidiary, Tel Acquisition Corp., a Delaware corporation, the Company acquired all of the issued and outstanding capital stock of Aviv Instruments, Inc., a New Jersey corporation and Aviv Associates, Inc., a New Jersey corporation, pursuant to a Merger Agreement, dated as of May 31, 2001, pursuant to which the Aviv companies merged with and into Tel Acquisition Corp. In exchange for all of the issued and outstanding capital stock of the Aviv companies, the Company issued to the stockholders of the Aviv companies 805,882 shares of our common stock. Upon consummation of the merger, Tel Acquisition Corp. changed its name to Aviv Instruments, Inc. In addition, the Company and Aviv Instruments made cash payments aggregating approximately $1,221,000 to pay off existing indebtedness of the Aviv companies, approximately $1,145,000 of which was owed to the stockholders of the Aviv companies and their affiliates. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of May 31, 2001. The Company's consolidated statements of operations do not include the revenues and expenses of Aviv prior to the acquisition date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $3,020,000 and was amortized on a 40-year straight-line basis through December 31, 2001. Commencing January 1, 2002, goodwill is no longer amortized, but is reviewed for impairment.

7.      Restructuring

In the fourth quarter of 2001, a restructuring provision totaling $1,496,000 was recorded for the restructuring of certain Domestic and European operations and the write down on inventories related to specific products the Company will no longer sell. Key initiatives of the restructuring program include: a) outsourcing the European service function, b) centralizing the European sales function at European headquarters, c) centralizing shared services including order processing, cash collections, and cash application at European headquarters, and d) streamlining certain domestic functions. The charges consist of approximately $702,000 relating to the inventory write down, and approximately $566,000 for the termination of 28 U.S. and European employees. The $566,000 includes severance pay as per company policy, payroll taxes, accrued vacation for those employees under contract and for the U.S. employees the cost of medical benefits for the severance period. A provision of $228,000 was made for the closing and consolidation of certain European offices. This includes $96,000 related to lease termination costs and any impairment on fixed assets in those locations, $67,000 for the elimination of certain European legal entities, and $65,000 for the cost of lease terminations on automobiles for the European service people. All charges for inventory and fixed assets have been recorded net of any expected salvage value. The restructuring program is expected to yield annualized savings of approximately $1,200,000 related to reduced wages, facility related costs, and depreciation and will be reflected in cost of sales, general and administrative expenses, marketing and selling expenses and engineering expenses. Approximately $535,000 was charged to the restructuring reserve in the first half of 2002. At June 30, 2002, $302,000 is classified as accrued liabilities in the Consolidated Balance Sheet while $725,000 is included as a reduction in inventory. These balance sheet amounts reflect changes in the exchange rates since December 31, 2001 because certain amounts are recorded in Euros and British pounds.

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

Revenues

Revenues for the three- and six-month periods ended June 30, 2002 increased $539,000 and $715,000 (or 7.3% and 4.8%), respectively, as compared to the corresponding periods in 2001. These figures include an increase of $46,000 and a decrease of $168,000 in sales for the three and six months ended June 30, 2002, respectively, due to the currency rates in effect compared to the same periods last year. The increase in revenue for the six-month period ended June 30,

2002 resulted from an increase in Rheometric USA (RHEO US) and the Protein Solutions Group (PSG) of $1,282,000 and $767,000, respectively, offset by decreases in Europe and Japan of $827,000 and $507,000, respectively. Included in PSG are revenues for Aviv for the six month period ended June 30, 2002 of $1,405,000 compared to prior year revenues of $250,000 which consisted of sales only for the month of June 2001. The increase in revenue for the three-month period ended June 30, 2002 represents an increase in RHEO US and PSG of $1,087,000 and $61,000, respectively, offset by decreases in Europe and Japan of $450,000 and $159,000, respectively. Included in the second quarter 2002 PSG revenues are $580,000 of sales for Aviv compared to $250,000 which was reflected in the prior period. Foreign revenues decreased to 31.0% of consolidated revenue compared to 41.3% in 2001.

Gross Profit

The gross profit percentages for the three and six months ended June 30, 2002 were 43.4% and 43.2%, respectively, compared to 43.8% and 45.0% over the same periods in the prior year. The gross profit percentage decrease was the result of unfavorable product mix and intensive pricing pressures in our Rheology and Thermal Business. In addition, our gross profit percentage was negatively affected by lower margins relating to Aviv which were included in the prior period for only one month.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2002 increased by $383,000 and $529,000, respectively, compared to the corresponding periods in the prior year. This increase includes an increase in expenses for Aviv of $123,000 and $414,000 for the three and six month periods, respectively, over prior year expenses that consisted of only one month of expense activity. For the three month period operating expenses have been unfavorably affected by foreign currency translation of $2,000 while for the six month period operating expenses have been favorably affected by foreign currency translation by $47,000. Excluding the currency effect and the expenses related to the Aviv acquisition, operating expenses for the six months ended June 30, 2002 have increased by $162,000.

General and Administrative. General and Administrative expenses for the three and six months ended June 30, 2002 increased by $361,000 and $720,000, respectively, compared to the corresponding periods in the prior year. This increase includes an increase in expenses for Aviv for the three and six month periods ended June 30, 2002 of $174,000 and $351,000, respectively, over prior period amounts that included only one month of expenses. The remaining increase for the six months ended June 30, 2002 is primarily due to increases in bank fees of $43,000, salaries of $134,000, consulting of $29,000, unallocated space of $23,000, escrow refund of $53,000 and travel costs of $50,000.

Marketing and Selling. Marketing and selling expenses for the three and six months ended June 30, 2002 increased by $51,000 and decreased by $235,000, respectively, compared to the corresponding periods in the prior year. The decrease for the six months ended June 30, 2002 of approximately $235,000 is due to a decrease in marketing and selling expenses for Japan and Protein Solutions of $222,000 and $121,000, respectively. These decreases are composed primarily of decreases in salaries of $167,000 and advertising of $26,000. These decreases on

Japan and Protein Solutions were offset by increases for RHEO US and Europe of $74,000 and $34,000 respectively.

Engineering. Engineering expenses for the three and six months ended June 30, 2002 decreased by $29,000 and increased $44,000, respectively, compared to the corresponding periods in the prior year. The increase in the six month period of $44,000 is the result of the inclusion of the increase in Aviv expenses of $63,000 offset by a decrease in RHEO US expenses of $19,000. The decrease in RHEO US expenses is primarily the result of lower prototype development expense of $15,000.

Interest Expense

Net interest expense for the three and six months ended June 30, 2002 decreased $37,000 and $69,000, respectively, compared to the same periods in 2001. This decrease is due to lower interest rates in effect for the period and is partially offset by carrying larger loan balances.

Foreign Currency

The foreign currency adjustment for the three and six months ended June 30, 2002 was a gain of $41,000 and $98,000, respectively, compared to a loss of $155,000 and $382,000 for the same periods last year. The year to date adjustment was primarily due to transaction gains of $270,000 resulting from the Euro and the Japanese yen against the U.S. Dollar. These were offset by transaction losses of $172,000 resulting from the British Pound against the U.S. Dollar.

Net Loss

Net loss for the three months ended June 30, 2002 was $418,000, compared to a net loss of $523,000 for the same period in 2001. While sales increased $539,000 in 2002, cost of sales increased by $334,000. Additionally operating expenses increased $383,000 offset by a decrease in interest expense, tax expense and favorable currency transactions of $37,000, $50,000 and $196,000, respectively, compared to the same period last year.

Net loss for the first half of 2002 was $775,000, compared to a net loss of $887,000 for the same period in 2001. While sales increased $715,000 in 2002, cost of sales increased by $673,000. Additionally operating expenses increased $529,000 offset by a decrease in interest expense, tax expense and favorable currency transactions of $69,000, $50,000 and $480,000, respectively, compared to the same period last year.

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

Financing, Liquidity, and Capital Resources

The Company's Loan Agreement provides for a total credit facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 4.75% at June 30, 2002. Additionally, the Loan Agreement contains a net worth covenant and a fixed charge coverage ratio covenant. On March 29, 2002 PNC Bank amended the financial covenants for 2002 including a condition requiring a cash infusion of at least $1,000,000 in the form of equity by July 31, 2002. As of June 30, 2002 the Company was in violation of the fixed charge coverage ratio covenant and as of July 31, 2002 the Company had not received the additional equity financing.

On August 8, 2002, the Company entered into an agreement with Andlinger Capital, the Company's principal stockholder, pursuant to which Andlinger Capital would make an immediate preferred stock investment of $1,500,000, with the right, subject to future Board determination of the need for such capital, to invest up to an additional $500,000. Andlinger Capital purchased 1,500 of the 2,000 authorized shares of the Company's newly created Series B Preferred Stock. The Series B Preferred Stock does not carry a current dividend, but is subject to redemption at the option of the Company, or upon the sale of all or substantially all of the assets of the Company, upon the sale of any major portion of the assets of the Company, upon the sale of a significant subsidiary or division of the Company, upon a change in control of the Company, upon the sale of common or preferred stock by the Company to the public, or upon the acceleration of indebtedness for borrowed money in excess of $1,000,000. The redemption price for the Series B Preferred Stock is the original Series B Preferred Stock issue price plus a rate of 12% per annum.

On August 12, 2002, the sale of the shares of Series B Preferred Stock to Andlinger Capital was consummated, which satisfied the cash infusion requirement under the Loan Agreement. Effective as of August 13, 2002, subject to formal delivery of Board resolutions, PNC Bank waived the fixed charge coverage ratio covenant for June 30, 2002. There can be no assurance that the Company will be able to meet the covenant in future periods.

The Loan Agreement also includes a term loan in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at the prime rate plus 1.5 percent which is due monthly (6.25% at June 30, 2002 and December 31, 2001). The outstanding balance of the term loan obligation was $825,000 at June 30, 2002. On June 1, 2001, in connection with the Aviv acquisition, we amended the Revolving Credit, Term Loan and Security Agreement with PNC Bank to provide for a second term loan in the amount of $300,000. This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (6.25% at June 30, 2002). The Revolving Credit, Term Loan and Security Agreement is subject to customary events of default and acceleration provisions and is collateralized by substantially all of our assets.

At June 30, 2001, total borrowings under our working capital credit facility was $9,624,000, with remaining availability of approximately $1,303,000.

The current negative economic environment in our markets has adversely impacted our liquidity. We have revised our sales forecast and business plan in light of our view of current economic conditions, the additional $1,500,000 equity financing obtained on August 12, 2002, and the anticipated results of our restructuring plan, and believe that cash generated from operations and funds available under our Loan Agreement should be sufficient to meet our working capital needs through March 6, 2003, the current expiration date of our Loan Agreement. There can be no assurance, however, that a continued slowdown in the economy or other factors will not result in our company's failure to meet our revised forecast, or otherwise result in liquidity concerns. Additionally, our Loan Agreement expires March 6, 2003. In the event that the Loan Agreement is not extended, there is no assurance that we will be able to secure a new credit facility on comparable terms, or at all. An inability to extend or replace our Loan Agreement on favorable terms would have a material adverse effect on our financial condition and operations.

Cash Flows from Operations

Net cash provided by operating activities in the six months ended June 30, 2002 was $362,000. This compares to net cash used in operating activities of $1,575,000 in the same period in 2001. The positive cash flow in 2002 was comprised primarily of a decrease in accounts receivable, inventories and other assets of $416,000, $713,000 and $49,000 respectively and an increase in accounts payable and accrued liabilities of $98,000. These inflows were offset by an increase in prepaid expenses and other current assets of $300,000. The loss for the six months ended June 30, 2002 was $775,000. This was accompanied by non-cash depreciation and amortization charges of $432,000, a provision for inventory reserves of $51,000, and an unrealized currency gain of $322,000.

Cash Flows from Investing

We made capital expenditures of $107,000 during the six months ended June 30, 2002 as compared to $169,000 in the same period in 2001.

Cash Flows from Financing

Net cash used in financing activities for the six months ended June 30, 2002 was $60,000. This compares to net cash provided by financing activities of $2,097,000 in the same period in 2001. During the period, our borrowings under line of credit agreements increased $706,000 and there were proceeds from issuance of common stock of $4,000. Offsetting these inflows was the repayments of long term debt and lease obligations totaling $397,000 and a decrease in our borrowings against accounts receivables of $373,000.

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

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ended June 30, 2002.

    (a) The date of the Meeting was May 16, 2002.

    (b) At the Meeting, the following persons were elected as directors of the Company, each receiving the number of votes set forth opposite their names below:

                                     For            Against           Abstain
                                  ---------         -------           -------

        Robert M. Castello        20,667,401         32,686              ---
        Merrick G. Andlinger      20,667,401         32,686              ---
        Mark F. Callaghan         20,667,401         32,686              ---
        Paul Woitach              20,650,401         49,686              ---
        Robert K. Prud'homme      20,650,401         49,686              ---
        David R. Smith            20,667,401         32,686              ---

    (c) The Stockholders also approved a proposal to ratify the appointment of Mahoney Cohen & Company, CPA, P.C., as the Company's independent public accountants. Such proposal received 20,671,506 votes for such proposal, 15,531 votes against such proposal and 13,050 abstentions.



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

2.4 Securities Purchase Agreement, dated as of August 8, 2002, by and between Rheometric Scientific, Inc. and Andlinger Capital XXVI LLC.

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

4.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of Rheometric Scientific, Inc.

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


    (b) Reports on Form 8-K


        (i) The Company filed a Current Report on Form 8-K on July 19, 2002 relating to a potential additional equity investment by Andlinger Capital.

        (ii) The Company filed a Current Report on Form 8-K on August 13, 2002 relating to an additional equity investment by Andlinger Capital.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RHEOMETRIC SCIENTIFIC, INC.
                                         (Registrant)



August 14, 2002                          By /s/ Joseph Musanti
                                            ------------------------------------
                                            Joseph Musanti, Vice President,
                                            Finance and Chief Financial Officer

                                 EXHIBITS INDEX

Exhibit
Number        Description
-------       -----------

2.1 Securities Purchase Agreement, dated as of August 8, 2000, by and between Rheometric Scientific, Inc. and Andlinger Capital XXVI LLC.

4.1 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of Rheometric Scientific, Inc.