Form 10-Q
period 2002-09-30
RHEOMETRIC SCIENTIFIC INC
filed 2002-11-15
CIK 779164

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2002
                                            ------------------

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

                 Class                           Outstanding at November 5, 2002
 --------------------------------------          -------------------------------
 Common Stock, $.01 par value per share                   24,926,411

                                     Rheometric Scientific, Inc.

                                         Index to Form 10-Q

                                                                                            Page No.
                                                                                            --------


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2002
                  and December 31, 2001                                                           3

                  Condensed Consolidated Statements of Operations
                  for the three and  nine months ended  September 30, 2002 and 2001               4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended  September 30, 2002 and 2001                                  5

                  Condensed Consolidated Statements of Comprehensive Income/Loss
                  for the three and nine months ended September 30, 2002 and 2001                 6

                  Notes to Condensed Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                                  15

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                      24

         Item 4.  Controls and Procedures                                                        24



PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                25

                 (a)    Exhibits
                 (b)    Reports on Form 8-K

         Signatures                                                                              30

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                31



                                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)
                                                                             September                December
ASSETS                                                                       30, 2002                 31, 2001
                                                                             ---------                --------
                                                                            (unaudited)
Current Assets
Cash                                                                  $         710               $         696
Accounts receivable, net                                                      7,051                       8,668
Inventories, net
      Finished goods                                                          2,712                       2,558
      Work in process                                                         1,335                       1,154
      Assembled components, materials, and parts                              3,299                       4,455
                                                                      -------------               -------------
                                                                              7,346                       8,167
Prepaid expenses and other current assets                                       895                         558
                                                                      -------------               -------------

      Total current assets                                                   16,002                      18,089
                                                                      -------------               -------------

Property, plant, and equipment                                               17,159                      16,843
Less accumulated depreciation and amortization                               11,982                      11,319
                                                                      -------------               -------------

Property, plant, and equipment, net                                           5,177                       5,524
Goodwill                                                                      5,539                       5,358
Other assets and deferred financing costs                                       534                         658
                                                                      -------------               -------------

      Total Assets                                                    $      27,252               $      29,629
                                                                      =============               =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term bank borrowings                                            $       9,437               $       8,919
Current maturity of long-term debt                                            1,275                         751
Current maturity affiliate debt                                                 750                         150
Accounts payable                                                              4,191                       4,229
Borrowings against accounts receivable                                          864                         923
Accrued liabilities                                                           3,973                       4,820
                                                                      -------------               -------------

      Total current liabilities                                              20,490                      19,792
                                                                      -------------               -------------

Long-term debt                                                                4,356                       5,319
Long-term debt - affiliate                                                        -                         600
Other long-term liabilities                                                     121                         122
                                                                      -------------               -------------

      Total liabilities                                                      24,967                      25,833
                                                                      -------------               -------------

Commitments and Contingencies

Series B Preferred Stock, par value of $.01, authorized two thousand shares, one thousand five hundred shares issued and Outstanding at September 30, 2002 and none at December 31, 2001. Redemption price is $1,515 plus 1% for each calendar month completed following the date of original
issuance                                                                      1,500                           -
                                                                      -------------               -------------

Shareholders' Equity
Common stock, par value of $.01, Authorized 49,000 shares;
issued 27,726 shares at September 30, 2002
and 27,715 shares at December 31, 2001                                          277                         277
Additional paid-in capital                                                   37,179                      37,337
Accumulated deficit                                                         (36,862)                    (33,731)
Treasury stock, at cost, 2,800 shares at September 30, 2002 and
December 31, 2001                                                                --                          --
Accumulated other comprehensive income/(loss)                                   191                         (87)
                                                                      -------------               -------------
      Total shareholders' equity                                                785                       3,796
                                                                      -------------               -------------

      Total Liabilities & Shareholders' Equity                        $      27,252               $      29,629
                                                                      =============               =============

See Notes to Condensed Consolidated Financial Statements

                                                       3

                                   RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                         September 30,
                                                      2002          2001                    2002           2001
                                                      ----          ----                    ----           ----

     Sales                                          $5,691         $8,409                $21,447          $23,450

     Cost of sales                                   4,005          4,869                 12,950           13,141
                                                     -----          -----                 ------           ------

     Gross profit                                    1,686          3,540                  8,497           10,309
                                                     -----          -----                  -----           ------

     General and administrative expenses             1,044            816                  3,233            2,285
     Marketing and selling expenses                  2,119          1,923                  6,014            6,053
     Engineering expenses                              538            555                  1,569            1,542
                                                       ---            ---                  -----            -----

     Total operating expenses                        3,701          3,294                 10,816            9,880
                                                     -----          -----                 ------            -----


     Operating (loss)/income                        (2,015)           246                 (2,319)             429

     Interest expense                                 (325)          (355)                  (944)          (1,043)

     Foreign currency gain/(loss)                      (47)           131                     51             (251)
                                                      ----            ---                     --            -----

     Income/(loss) before income taxes              (2,387)            22                 (3,212)            (865)

     Income tax benefit/(expense)                       31            (18)                    81              (18)
                                                    ------            ----                 -----            ------

     Net (loss)/income                             $(2,356)            $4               $ (3,131)          $ (883)
                                                  ========             ==               =========          =======

     Net (loss)/income per share
       Basic                                        $(0.09)         $0.00                 $(0.13)          $(0.04)
                                                    =======         =====                 =======          =======
       Diluted                                      $(0.09)         $0.00                 $(0.13)          $(0.04)
                                                    =======         =====                 =======          =======
     Average number of shares outstanding
       Basic                                        24,926         24,685                 24,923           23,658
                                                    ======         ======                 ======           ======
       Diluted                                      24,926         28,290                 24,923           23,658
                                                    ======         ======                 ======           ======


See Notes to Condensed Consolidated Financial Statements

                                                        4

                                 RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,

                                                                                 2002                   2001
                                                                                 ----                   ----
Cash Flows from Operating Activities:
Net loss                                                                 $    (3,131)              $    (883)
Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization of plant and equipment                       588                     663
      Amortization of intangibles                                                 24                     102
      Provision for inventory reserves                                           129                     180
      Loss on retirement of property plant and Equipment                           2                       -
      Unrealized currency (gain)/loss                                           (271)                    180

Changes in assets and liabilities:
      Accounts receivable                                                      1,964                     529
      Inventories                                                                837                  (1,466)
      Prepaid expenses and other current assets                                 (276)                    211
      Accounts payable and accrued liabilities                                (1,106)                  (1821)
      Other assets                                                               113                      39
                                                                         ------------             -----------

Net cash used in operating activities                                         (1,127)                 (2,266)
                                                                         ------------             -----------

Cash Flows from Investing Activities:
        Cash acquired ($327) in excess of Aviv acquisition
        cost                                                                       -                     (30)
        PSI acquisition costs                                                      -                     (50)
        Purchases of property, plant, and equipment                             (118)                   (225)
                                                                          -----------               ---------
Cash used in investing activities                                               (118)                   (305)
                                                                          -----------               ---------

Cash Flows from Financing Activities:
      Net borrowings under line of credit agreements                             519                   3,053
      Net repayment against accounts receivable borrowings                      (121)                   (133)
      Proceeds from issuance of common stock net of issuance costs                 4                      73
      Repayment long-term debt affiliate                                           -                     (50)
      Issuance of Series B Preferred Stock net of issuance
      costs of $180                                                            1,320                       -
      Net long-term debt borrowings                                                -                      62
      Repayment of long-term debt/lease obligation                              (523)                   (204)
                                                                          -----------               ---------
Net cash provided by financing activities                                      1,199                   2,801
                                                                          -----------               ---------

Effect of exchange rate changes on cash                                           60                     (18)
                                                                         ------------               ----------

Net increase in cash                                                              14                     212
Cash at beginning of period                                                      696                     786
                                                                         ------------              ----------
Cash at end of period                                                    $       710               $     998
                                                                         ============              ==========

Cash payments for interest                                               $       793               $    1021
                                                                         ============              ==========
Cash payments for income taxes                                           $         1               $       5
                                                                         ============              ==========

See Notes to Condensed Consolidated Financial Statements

                                                      5

                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months                    Nine Months
                                                           Ended September 30,             Ended September 30,
                                                           2002           2001             2002           2001
                                                           -----          ----             ----           ----

Net loss                                               $  (2,356)       $    4         $ (3,131)       $  (883)
Other comprehensive (loss)/income
  Foreign currency translation
     Adjustments                                              42           267              278            (83)
                                                          ------         -----          -------          -----
Comprehensive (loss)/income                            $  (2,314)       $  271         $ (2,853)       $  (966)
                                                          ======         =====          =======          =====


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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), for fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company adopted the provisions of SFAS 133 as amended by SFAS 137 and SFAS 138. Under SFAS 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through operations, or recognized in other comprehensive income until the hedged item is recognized in operations, depending on the nature of the hedge. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in operations. There were no unrealized losses recorded in operations for the nine months ended September 30, 2002 and 2001, respectively.

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

As of September 30, 2002, the Company has unamortized goodwill in the amount of $5,539,000 and unamortized identifiable intangible assets consisting of patents in the amount of $38,000. The goodwill is included in the assets of the Protein Solutions group segment while the patents are included in the assets of the Rheometric USA segment. Amortization expenses related to goodwill was zero in 2002 and $34,000 and $70,000 for the three and nine months ended September 30, 2001. Patent amortization was $7,000 and $24,000 for the three and nine months ended September 30, 2002 compared to $0 and $32,000 in the same period last year. Although goodwill will no longer be systematically amortized, periodic reviews will need to be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income. Excluding amortization expense related to goodwill of $34,000 and $70,000 for the three and nine months ended September 30, 2001, net income for the three month period would have been $38,000 and net loss for the nine month period would have been $813,000. Basic and diluted earnings per share for the three month period would have remained unchanged at $0.00, while basic and diluted loss per share would have changed from $0.04 to $0.03 for the nine months ended September 30, 2001.

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

The  following   table  sets  forth  the   computation   of  basic  and  diluted
earnings/(loss) per share:


                                                       Three Months                  Nine Months
                                                       Ended September 30,           Ended September 30,
                                                       -------------------------------------------------
(dollars in thousands except per share data)             2002        2001              2002         2001
--------------------------------------------------------------------------------------------------------
Net income (loss) available to common
    Shareholders                                        (2,356)         4            (3,131)       (883)
    ----------------------------------------------------------------------------------------------------
Denominator for basic earnings (loss) per share:
    Weighted average:
       Common shares outstanding                        24,926     24,685            24,923      23,658

Effect of dilutive securities:
  Preferred Stock                                            -         78                 -           -
  Stock options                                              -        415                 -           -
  Warrants                                                   -      3,112                 -           -
          ----------------------------------------------------------------------------------------------

Denominator for diluted earnings (loss) per share       24,926     28,290            24,923      23,658
--------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                        $ (0.09)    $ 0.00           $ (0.13)    $ (0.04)
--------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                      $ (0.09)    $ 0.00           $ (0.13)    $ (0.04)
--------------------------------------------------------------------------------------------------------


3.      Long-Term Debt and Short-Term Borrowings

Long-term debt consisted of the following:
                                                                            September 30,      December 31,
                                                                            ------------       ------------
                                                                                2002               2001
                                                                                ----               ----
        Obligation under sale/leaseback payable through
        February 2011, with interest imputed at a rate
        of 13.9% for 2002 and 2001                                          $  4,503,000       $  4,571,000


        Term loan payable through March 2003. Loan
        bears interest at prime plus 1.5% (6.25% at
        September 30, 2002 and  December 31, 2001)                               750,000            975,000


        Obligations under capital leases payable
        2002 through 2006 with interest imputed
        at rates from 8.5% to 13.3%                                              165,000            255,000


        Term loan payable through June 2005.
        Loan bears interest at prime plus 1.5%
        (6.25% at September 30, 2002 and
        December 31, 2001)                                                       213,000            269,000
                                                                            ------------        -----------

                                                                               5,631,000          6,070,000
        Less Current Maturities                                                1,275,000            751,000
                                                                            ------------        -----------
                                                                              $4,356,000         $5,319,000
                                                                            ============        ===========


The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement"), dated as of March 6, 2000, as amended, between the Company and PNC Bank, National Association ("PNC Bank") provides for a total credit facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 4.75% at September 30, 2002 and December 31, 2001.

The Loan Agreement also includes a term loan in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at the prime rate plus 1.5 percent (6.25% at September 30, 2002 and December 31, 2001) which is due monthly. The outstanding balance of the term loan obligation was $750,000 at September 30, 2002. On May 31, 2001, in connection with the Aviv acquisition (see Note 6), the Company and PNC Bank amended the Loan Agreement to provide for a second term loan in the amount of $300,000. This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (6.25% at September 30, 2002 and December 31, 2001). The outstanding balance of the second term loan was $213,000 at September 30, 2002.

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

On August 8, 2002 the Company entered into an agreement with Andlinger Capital XXVI LLC ("Andlinger Capital"), the Company's principal stockholder, pursuant to which Andlinger Capital would make an immediate preferred stock investment of $1,500,000, with the right, subject to future Board determination of the need for such capital, to invest up to an additional $500,000. Andlinger Capital purchased 1,500 of the 2,000 authorized shares of the Company's newly created Series B Preferred Stock. The Series B Preferred Stock does not carry a current dividend, but is subject to redemption at the option of the Company, or upon the sale of all or substantially all of the assets of the Company, upon the sale of any major portion of the assets of the Company, upon the sale of a significant subsidiary or division of the Company, upon a change in control of the Company, upon the sale of common or preferred stock by the Company to the public, or upon the acceleration of indebtedness for borrowed money in excess of $1,000,000. The redemption price of the Series B Preferred Stock is the original Series B Preferred Stock issue price multiplied by 101% plus an additional 1% for each calendar month completed following the date of original issuance. On August 12, 2002, the sale of the 1,500 shares of Series B Preferred Stock to Andlinger Capital was consummated, which satisfied the cash infusion requirement under the Loan Agreement. On November 1, 2002, upon Board approval, Andlinger Capital made the additional Series B Preferred Stock investment of $500,000. In connection with that investment, Andlinger Capital agreed: to defer its right to have all of the outstanding preferred stock owned by it redeemed in full by the Company upon the closing of the sale of the Company's rheology instruments and services business to Waters Technologies and instead to have the redemptions occur in three equal installments, one at the closing, one at the six-month anniversary of the closing and one at the twelve-month anniversary of the closing; and to subordinate such deferred payments to amounts payable by the Company to the Company's landlord under the Company's headquarters facility lease and to Axess Corporation, in exchange for which the Company would issue to Andlinger Capital a new warrant, with an expiration date of March 6, 2007, to purchase up to one million shares of the Company's common stock having an exercise price equal to $1.00 per share, the average of the closing prices of the Company's common stock over the ten trading days immediately preceding October 30, 2002, and on substantially the same terms and conditions as the existing warrants to purchase shares of the Company's common stock held by Andlinger Capital. We also agreed with Andlinger Capital that in the event the Company requests Andlinger Capital, and Andlinger Capital agrees, to defer the redemption of its shares of Series B preferred stock for an additional year from one or more of the new redemption dates set forth in the immediately preceding paragraph, for each such deferment the Company shall issue to Andlinger Capital a new warrant to purchase up to 333,333 shares of the Company's common stock at a per share exercise price equal to the average of the closing prices of the Company's common stock over the ten trading days immediately preceding the new redemption date from which such redemption is being deferred and having an expiration date of March 6, 2007, and on substantially the same terms and conditions as the existing warrants to purchase shares of the Company's common stock held by Andlinger Capital.

As of September 30, 2002, the Company is in violation of the fixed charge coverage ratio covenant in the Loan Agreement. As a result, absent a waiver or forbearance from PNC Bank, PNC Bank could exercise its rights to accelerate the outstanding indebtedness under the Loan

Agreement, realize upon the collateral securing the debt (which comprises substantially all of the Company's assets), or exercise its other remedies under or relating to the Loan Agreement. The Company has requested, but has not yet received a formal response from PNC Bank regarding a waiver or forbearance agreement that would be subject to the closing of the sale of the Company's rheology instruments and services business. Upon the closing of the proposed sale, the Company will use the proceeds to retire in full all of the Company's outstanding indebtedness under the Loan Agreement and the Loan Agreement will be terminated. There can, however, be no assurance that the sale of the Company's rheology instruments and services business will be consummated or that the Company will be able to meet the covenant in future periods. In the absence of a waiver, the Company has reclassified the remaining long term bank debt to short term borrowings.

The Company at September 30, 2002, had total borrowings under the Loan Agreement of $9,437,000 with remaining availability of approximately $588,000.


4.      Long-Term Debt - Affiliate


Long-term debt - affiliate consisted of the following:

                                             September 30,          December 31,
                                                      2002                  2001
                                                      ----                  ----
      Subordinated promissory note due
      February 28, 2006 with interest at 6%        750,000              $750,000
               Less Current Maturities             750,000               150,000
                                               -----------              --------
                                              $          -              $600,000
                                               ===========              ========


On March 6, 2000, in conjunction with the transaction pursuant to which Andlinger Capital acquired a majority equity interest in the Company, Axess Corporation ("Axess"), the majority shareholder of the Company prior to the Andlinger Capital transaction, cancelled its existing debt of $8,206,000 and the accrued interest thereon in exchange for (x) the payment by the Company to Axess of $3,500,000 in cash; (y) the issuance to Axess of a subordinated promissory note in the principal amount of $1,000,000 and (z) the issuance to Axess, of a warrant to purchase 1,000 shares of the Company's non-voting convertible redeemable preferred stock (convertible into 1,000,000 shares of common stock) to be issued, subject to stockholder approval, pursuant to an amendment to the certificate of incorporation of the Company.

On September 28, 2001, Axess converted $200,000 of the principal balance of the subordinated promissory note along with $63,000 of interest relating to the period March 1, 2001 to March 1, 2002 into 65,762 shares of the Company's common stock. As a result, the Company and Axess executed an amended and restated subordinated promissory note for the remaining amount of $750,000 payable upon the sale of one of the Company's product lines. In the absence of this sale, payments of $50,000 per quarter plus accrued interest on the unpaid balance is due beginning June 30, 2002. Interest at 6% per annum begins to accrue as of April 1, 2002 and the entire unpaid principal and interest balance is due and payable on February 28, 2006. On August 12, 2002, Axess extended the payment due date for the June 30, 2002 payment. The principal payment of $50,000 plus accrued interest from April 1, 2002 to August 31, 2002 became due and payable on August 31, 2002. As a result of the proposed sale of the Company's rheology instruments and service business (See Note 8), a new agreement was reached with Axess modifying the payment terms. The new agreement provides for payment of $250,000 upon closing of the sale, $250,000 six months later, and the final $250,000 twelve months from the date of the closing. Interest accrues on the unpaid balance at the rate of 6% per annum. The revised agreement does not waive Axess' rights in respect to the event of default that exists under the prior promissory note. As a result we have reclassified the $500,000 long-term balance to current liabilities on the balance sheet.

On July 2,  2001,  State  Farm  acquired  from  Axess  6,422,933  shares  of the
Company's common stock along with 800 shares of the Company's convertible redeemable preferred stock. The total shares acquired by State Farm (including as outstanding the 800,000 shares issuable upon conversion of the 800 shares of convertible redeemable preferred stock, which have subsequently been converted) represents approximately 29% of the outstanding common stock of the Company at September 30, 2002.

5.      Operating Segments/Foreign Operations and Geographic Information

The Company's three reportable segments had been Domestic, Europe, and Japan. Beginning June 30, 2002 the Domestic segment was split between Rheometric USA (RHEO US) and the Protein Solutions group, which is composed of Aviv and Protein Solutions and constitutes our life sciences business (PSG or Life Science). Summarized financial information concerning the Company's reportable segments is shown below:

(In thousands)                    RHEO US                  PSG                Europe           Japan              Total
-------------------------- -------------------- -------------------- --------------------- --------------- ------------------

Trade  Sales:
     9/30/02                       10,782                4,215                 3,196           3,254             21,447
     9/30/01                       10,289                3,997                 4,376           4,788             23,450
Intercompany Sales:
      9/30/02                       2,617                    -                   363               0                  -
      9/30/01                       4,373                   69                   985               0                  -
Operating Income/(Loss):
     9/30/02                         (816)                (348)               (1,011)           (144)             2,319)
     9/30/01                          107                  309                  (500)            513                429
Total Assets:
     9/30/02                       12,581                8,312                 3,413           2,946             27,252
     12/31/01                      13,876                8,318                 3,455           3,980             29,629

Depreciation and Amortization (including Intangibles):
     9/30/02                          435                  107                    52              18                612
     9/30/01                          532                  144                    60              29                765


Aviv was acquired effective May 31, 2001, and is included in the Protein Solutions Group (PSG) segment. The 2001 figures include the following numbers related to Aviv for the short period (in thousands): Sales of $1,035; Operating Income $10; Total Assets of $4,741; and Depreciation and Amortization of $56. The 2002 amounts above include the following Aviv numbers: Sales of $2,051; Operating loss of $251; Total Assets of $4,842; and Depreciation of $52.

Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors.

6.      Aviv Acquisition

Effective May 31, 2001, through the Company's wholly-owned subsidiary, Tel Acquisition Corp., a Delaware corporation, the Company acquired all of the issued and outstanding capital stock of Aviv Instruments, Inc., a New Jersey corporation and Aviv Associates, Inc., a New Jersey corporation, pursuant to a Merger Agreement, dated as of May 31, 2001, pursuant to which the Aviv companies merged with and into Tel Acquisition Corp. In exchange for all of the issued and outstanding capital stock of the Aviv companies, the Company issued to the stockholders of the Aviv companies 805,882 shares of its common stock. Upon consummation of the merger, Tel Acquisition Corp. changed its name to Aviv Instruments, Inc. In addition, the Company and Aviv Instruments made cash payments aggregating approximately $1,221,000 to pay off existing indebtedness of the Aviv companies, approximately $1,145,000 of which was owed to the stockholders of the Aviv companies and their affiliates. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of May 31, 2001. The Company's consolidated statements of operations do not include the revenues and expenses of Aviv prior to the acquisition date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $3,020,000 and was amortized on a 40-year straight-line basis through December 31, 2001. Commencing January 1, 2002, goodwill is no longer amortized, but is reviewed for impairment.

7.      Restructuring

In the fourth quarter of 2001, a restructuring provision totaling $1,496,000 was recorded for the restructuring of certain Domestic and European operations and the write down on inventories related to specific products the Company will no longer sell. Key initiatives of the restructuring program include: a) outsourcing the European service function, b) centralizing the European sales function at European headquarters, c) centralizing shared services including order processing, cash collections, and cash application at European headquarters, and d) streamlining certain domestic functions. The charges consist of approximately $702,000 relating to the inventory write down, and approximately $566,000 for the termination of 28 U.S. and European employees. The $566,000 includes severance pay as per company policy, payroll taxes, accrued vacation for those employees under contract and for the U.S. employees the cost of medical benefits for the severance period. A provision of $228,000 was made for the closing and consolidation of certain European offices. This includes $96,000 related to lease termination costs and any impairment on fixed assets in those locations, $67,000 for the elimination of certain European legal entities, and $65,000 for the cost of lease terminations on automobiles for the European service people. All charges for inventory and fixed assets have been recorded net of any expected salvage value. The following is the restructuring reserve included in accrued liabilities at September 30, 2002:


---------------------------------------------------------------------------------------------------------------
                                               December 31,                          Exchange    September 30,
                                                       2001          Charges             Loss             2002
---------------------------------------------------------------------------------------------------------------

TERMINATIONS                                        566,000        (566,000)                -                -

CLOSING EUROPEAN OFFICES                            228,000        (164,000)           17,000           81,000

---------------------------------------------------------------------------------------------------------------
                                                  $ 794,000        (730,000)           17,000        $  81,000
---------------------------------------------------------------------------------------------------------------

8.      Asset Purchase Agreement and Certain Related Matters

On October 14, 2002, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Waters Technologies Corporation ("Waters Technologies"). Under the terms of the Asset Purchase Agreement, Waters Technologies will acquire the Company's rheology instruments and services business for $17 million in cash and the assumption of up to $6 million dollars in accounts payable and other accrued expenses and certain other specified obligations. The Company also expects to write off approximately $819,000 in deferred revenue related to service contracts to be assumed by Waters Technologies. The rheology instruments and services business consists of the RHEO US segment, the European segment and the Japan segment. The Company will retain the Protein Solutions Group segment which is the Company's life sciences business. (See Note 5) This transaction which is subject to stockholder approval, certain third party consents and customary closing conditions, is targeted to close at or near the end of 2002. Proceeds from the sale will be used in part to retire all of the Company's indebtedness under the Loan Agreement, repay vendor obligations not assumed by Waters Technologies, make certain payments required to terminate the Company's existing lease obligations relating to its headquarters, repay in part certain obligations to Axess Corporation, the Company's former controlling stockholder; to satisfy in part certain obligations owed to Andlinger Capital with respect to amounts recently provided as interim financing by Andlinger Capital, to pay certain other obligations to Andlinger Capital described in the following paragraph and to pay legal, accounting and other expenses of the sale transaction and fund the initial working capital needs of the Company's life sciences business.

On October 30, 2002 the Company agreed with Andlinger Capital that for services rendered over approximately the past 18 months, and to be rendered in the future, in connection with the Company's attempts to sell its rheology instruments and services business, the Company would pay to ANC Management Corp., an affiliate of Andlinger Capital, an investment banking fee of $350,000, subject to the closing of the sale of the Company's rheology instruments and services business. The fee would be payable in three equal installments, one at closing, one at the six-month anniversary of the closing and one at the twelve-month anniversary of the closing. The Company also agreed that for compensation in providing a variety of services to the Company, for which ANC Management Corp. has received nominal or no consideration, the Company would pay to ANC Management Corp. a fee of $100,000, subject to the closing of the sale of the Company's rheology instruments and services business, payable in three equal installments, one at closing, one at the six-month anniversary of the closing and one at the twelve-month anniversary of the closing. The services covered by the fee include, but are not limited to, the provision of services by the Company's Chairman and Chief Executive Officer and its Vice President of Business Development (who are each also directors);

providing substantial support in identifying, negotiating and closing certain acquisitions, assistance in the Company's attempts to raise capital from outside sources, and certain other services.

The Company filed current reports on Form 8-K on October 15, 2002 and November 1, 2002 with respect to its entry into the Asset Purchase Agreement, an agreement relating to the termination of the Company's headquarters facility lease, and certain transactions with Andlinger Capital and ANC Management Corp., including those described immediately above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements that involve risks and uncertainties that are referred to or described in more detail below under the caption "Forward Looking Statements.". Our actual results could differ materially from those anticipated in these forward-looking statements. This quarterly report on Form 10-Q should be read in conjunction with the latest annual report on Form 10-K filed by us, the quarterly reports on Form 10-Q filed by us in respect of the first two quarters of fiscal 2002 and our current reports on Form 8-K filed July 19, 2002, October 16, 2002 and November 1, 2002. The terms "Rheometric," "our," "we" and "us," as used in this Management's Discussion and Analysis of Results of Operations and Financial Condition refer to Rheometric Scientific, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company.

On October 14, 2002, we entered into an Asset Purchase Agreement with Waters Technologies Corporation pursuant to which we agreed to sell our rheology instruments and services business to Waters Technologies for consideration of $17 million in cash and the assumption of up to $6 million of accounts payable and accrued expenses and certain other specified obligations. Our rheology instruments and services business constitutes the major portion of our assets and operations. Our rights to the "Rheometric Scientific" and "Rheometrics" names are included in the sale. Under the agreement, we would retain the assets and operations relating to our Protein Solutions Group. The proposed transaction is subject to stockholder approval, certain material third party consents and other customary closing conditions and is targeted to close at or near the end of the current calendar year.

The rheology instruments and services industry has deteriorated significantly over the past two years due to the global economic recession, excess industry capacity, deflationary pricing, and the introduction of new lower cost, higher performance technologies. These factors, among others, have led to intense competition within the industry, which has adversely affected the financial health of our core rheology instruments and services business. Although in 2000, we reported our first profitable year since 1994, since then we have experienced difficulty in generating a consistent level of revenue to support the cash requirements of our business. Our net loss in 2001 was $2.4 million and our net loss for the first nine months of 2002 was $3.1 million. On-budget performance of our business units has been very inconsistent from month-to-month, quarter-to-quarter, and year-to-year. The key contributing factors to this inconsistency have been project delays and cancellations by our customers, higher capital expenditure authorization levels and intense competition.

In the second quarter of 2001, the effects of a cutback in capital spending by our global "Fortune 1000" customers began to have a significant and negative impact on our business, which is continuing. Sales for the second quarter of 2001 were below budget by $2.2 million, which led us to take further cost reduction actions in the third quarter of 2001. These steps included a salary reduction for all salaried employees and a reduced 30-hour workweek for our hourly employees for a limited period. Unfortunately, our core business sales continued to deteriorate, particularly in Europe and the United States, for the remainder of the year.

In the fourth quarter of 2001, we implemented a restructuring that included layoffs in the United States and Europe, the outsourcing of our European service function, the centralization of our European sales function at our European headquarters in Munich, the centralization of shared services in Europe, including order processing and cash collections, the streamlining of certain domestic functions, and the write down of inventories related to specific products we would no longer sell.

In the first quarter of 2002, our business fell slightly short of budget. In the second quarter of 2002, sales of the rheology instruments and services business fell $1.0 million short of budget with weakness in Europe the main factor and the Life Science business fell almost $1.0 million short of budget. We experienced a very significant fall-off in order intake due to customer procurement delays and cancellations in both RHEO Europe and Life Science businesses. In the third quarter rheology instruments and services business had significant order shortfall to budget across all business units, while the Life Science business met their order budget. Given these shortfalls, we took additional cost containment actions to size the core business in accordance with our revised sales forecast for the year. The cost reduction actions that were taken included additional layoffs, a salary reduction to all US based employees effective the middle of October 2002 and the elimination of our European headquarters in favor of a sales office. We also engaged in certain transactions described below with our principal stockholder to provide us with additional cash necessary to provide liquidity and to meet the requirements of PNC Bank, the lender under our Loan Agreement.

Revenues

Revenues for the Rheology Business for the three- and nine-month periods ended September 30, 2002 totaled $4,379,000 and $17,232,000, respectively, compared to $6,549,000 and $19,453,000 over the same periods in the prior year. Revenues for the Life Science Business for the three- and nine-month periods ended September 30, 2002 totaled $1,312,000 and $4,215,000, respectively, compared to $1,860,000 and $3,997,000 over the same periods in the prior year.

Revenues for the three- and nine-month periods ended September 30, 2002 decreased $2,718,000 and $2,003,000 (or 32.3% and 8.5%), respectively, as compared to the corresponding periods in 2001. These figures include an increase of $78,000 and a decrease of $90,000 in sales for the three and nine months ended September 30, 2002, respectively, due to the currency rates in effect compared to the same periods last year.

The decrease in revenue for the three-month period ended September 30, 2002 represents decreases in all segments, RHEO US of $790,000, RHEO Japan of $1,027,000, RHEO Europe of $353,000 and the Life Science business of $548,000,

The decrease in revenue for the nine-month period ended September 30, 2002 resulted from an decrease in RHEO Japan and RHEO Europe of $1,534,000 and $1,180,000, respectively, offset by increases in RHEO US and Life Science of $493,000 and $218,000, respectively. Included in Life Science are revenues for Aviv for the nine month period ended September 30, 2002 of $2,051,000 compared to prior year revenues of $1,035,000 which consisted of sales only for the four months ended September 30, 2001.


Gross Profit

The Gross Profit percentages for the Rheology business for the three and nine months ended September 30, 2002 were 29.1% and 42.1%, respectively, compared to 43.3% and 44.8% over the same periods in the prior year. The Gross Profit percentages for the Life Science business for the three and nine months ended September 30, 2002 were 31.5% and 29.3%, respectively, compared to 37.9% and 39.8% over the same periods in the prior year.

The total gross profit percentages for the three months ended September 30, 2002 were 29.6% compared to 42.1% over the same periods in the prior year. The gross profit percentage decrease was the result of unfavorable product and geographic mix and intensive pricing pressures in our Rheology business, a higher percentage of Life Science sales compared to Rheology sales, which historically have lower margins, along with lower volume in both the Rheology and Life Science businesses that was not sufficient to offset our fixed cost as compared to the prior year.

The total gross profit percentages for the nine months ended September 30, 2002 was 39.6%, compared to 44.0% over the same periods in the prior year. The gross profit percentage decrease was the result of the most recent three month period, in both the Rheology and Life Science Businesses.

Operating Expenses

The Operating Expenses for the Rheology business for the three and nine months ended September 30, 2002 were $3,205,000 and $9,263,000, respectively, compared to $2,777,000 and $8,609,000 over the same periods in the prior year. The Operating Expenses for the Life Sciences business for the three and nine months ended September 30, 2002 were $496,000 and $1,553,000, respectively, compared to $517,000 and $1,271,000 over the same periods in the prior year,

Total operating expenses for the three and nine months ended September 30, 2002 increased by $407,000 and $936,000, respectively, compared to the corresponding periods in the prior year. This nine month increase includes an increase in expenses for Aviv of $433,000, over prior year expenses that consisted of only four months of expense activity. For the three and nine month periods operating expenses have been unfavorably affected by foreign currency translation of $60,000 and $13,000 respectively. Excluding the currency effect and the expenses related to the Aviv acquisition, operating expenses for the nine months ended September 30, 2002 have increased by $490,000.

General and Administrative. General and Administrative expenses for the Rheology business for the three and nine months ended September 30, 2002 were $735,000 and $2,170,000, respectively, compared to $528,000 and $1,604,000 over the same periods in the prior year.

General and Administrative expenses for the Life Sciences business for the three and nine months ended September 30, 2002 were $309,000 and $1,063,000, respectively, compared to $288,000 and $681,000 over the same periods in the prior year..

General and Administrative expenses for the three and nine months ended September 30, 2002 increased by $228,000 and $948,000, respectively, compared to the corresponding periods in the prior year.

The increase for the three months ended September 30, 2002 is primarily due to increases in the rheology instruments and services business of; salaries of $65,000, bank fees of $40,000, legal fees of $60,000, audit fees of $16,000, director fees of $20,000, and higher net rent of 23,000. The Life Sciences expenses increased by $20,000 for the comparable periods

The increase for the nine months includes an increase in expenses for Aviv for the nine-month period ended September 30, 2002 of $404,000 over prior period amounts that included only four months of expenses. The remaining increase for the nine months ended September 30, 2002 is primarily due to increases in the rheology instruments and services business; of salaries of $209,000, bank fees of $84,000, travel and entertainment expenses of $48,000, legal fees of $45,000, consulting fees of $36,000, audit fees of $25,000, an escrow refund of $53,000, and higher net rent of $62,000.

Marketing and Selling. Marketing and Selling expenses for the rheology instruments and services business for the three and nine months ended September 30, 2002 were $2,010,000 and $5,703,000, respectively, compared to $1,806,000 and $5,613,000 over the same periods in the prior year. Marketing and Selling expenses for the Life Sciences business for the three and nine months ended September 30, 2002 were $109,000 and $311,000, respectively, compared to $117,000 and $440,000 over the same periods in the prior year.

Marketing and selling expenses for the three and nine months ended September 30, 2002 increased by $196,000 and decreased by $39,000, respectively, compared to the corresponding periods in the prior year.

For the three months ended September 30, 2002, RHEO Europe and Life Sciences marketing and selling expenses decreased by $11,000 and $8,000, respectively. These decreases were offset by expense increases for RHEO US and RHEO Japan of $181,000 and $34,000 respectively. The increases in RHEO US were composed primarily of increases in salaries of $65,000, consulting expenses of $21,000, advertising expenses of $42,000, charge backs from RHEO Europe and RHEO Japan of $69,000, and miscellaneous expenses of $10,000, offset by a decrease in in-house commissions of $20,000. The increases in RHEO Japan relate primarily to travel of $20,000.

For the nine months ended September 30, 2002, RHEO Japan and the Life Sciences marketing and selling expenses decreased by $188,000 and $129,000, respectively. These decreases are composed primarily of decreases in salaries of $196,000, show and seminar expenses of $40,000, recruiting expenses of $18,000, computer expenses of $9,000, depreciation expense of $10,000 and rent expense of $8,000. These decreases were offset by expense increases for RHEO US and RHEO Europe of $255,000 and $23,000 respectively. These increases were composed primarily of increases in salaries of $27,000, consulting expenses of $47,000, advertising expenses of $90,000, commission expenses of $80,000, and miscellaneous expenses of $30,000.

Engineering. Engineering expenses for the Rheology business for the three and nine months ended September 30, 2002 were $460,000 and $1,390,000, respectively, compared to $443,000 and $1,392,000 over the same periods in the prior year. Engineering expenses for the Life Sciences business for the three and nine months ended September 30, 2002 were $78,000 and $179,000, respectively, compared to $112,000 and $150,000 over the same periods in the prior year.

Engineering expenses for the three and nine months ended September 30, 2002 decreased by $17,000 and increased by $27,000, respectively, compared to the corresponding periods in the prior year.

The increase in the three-month period in the rheology instruments and services business was $17,000, which relates mostly to increased prototype expense, offset by the decrease in engineering expense in the Life Sciences business of $34,000 as the result of a decrease in prototype expenses.

The increase in the nine-month period of $27,000 is the result of the inclusion of the increase in Aviv expenses of $29,000 offset by a decrease in RHEO US expenses of $2,000.

Interest Expense

Net interest expense for the three and nine months ended September 30, 2002 decreased $30,000 and $99,000, respectively, compared to the same periods in 2001. This decrease is due to lower interest rates in effect for the period and is partially offset by carrying larger loan balances.

Foreign Currency

The foreign currency adjustment for the three and nine months ended September 30, 2002 was a loss of $47,000 for the three month period and a gain of $51,000 for the nine month period. This compares to a gain of $131,000 for the three month period and a $251,000 loss for the nine month period in the prior year. The year to date adjustment was primarily due to transaction gains of $180,000 resulting from the Euro and the Japanese yen against the U.S. Dollar. These were offset by transaction losses of $129,000 resulting from the British Pound against the U.S. Dollar.

Net Loss

Net loss for the three months ended September 30, 2002 was $2,356,000, compared to net income of $4,000 for the same period in 2001. Sales decreased $2,718,000 in 2002 while cost of sales decreased by $864,000. Additionally operating expenses increased $407,000 and foreign currency loss increased $178,000. These increases were offset by a decrease in interest and tax expense of $30,000 and $49,000, respectively, compared to the same period last year.

Net loss for the nine months ended September 30, 2002 was $3,131,000, compared to a net loss of $883,000 for the same period in 2001. Sales decreased
$2,003,000 in 2002 while cost of sales decreased by $191,000. Additionally operating expenses increased $936,000 which was offset by a decrease in interest expense, tax expense and favorable currency transactions of $99,000, $99,000 and $302,000, respectively, compared to the same period last year.

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



Financing, Liquidity, and Capital Resources

From and after March 6, 2000, our principal source of liquidity has been borrowings under our Loan Agreement with PNC Bank which was obtained in connection with the transaction by which our principal stockholder, Andlinger Capital XXVI LLC, acquired its interest in our company. The Loan Agreement provides for a total credit facility of $14,500,000, of which $13,000,000 is a working capital revolving credit facility with an initial three-year term expiring on March 6, 2003. The amount of available credit is determined by the level of certain eligible receivables and inventories. The line of credit bears interest at the prime rate, 4.75% at September 30, 2002.

The Loan Agreement also includes a term loan in the amount of $1,500,000 to be repaid in 4 equal quarterly installments of $75,000, 23 monthly installments of $25,000 and a final payment of $625,000 due at maturity on March 6, 2003. The term loan bears interest at the prime rate plus 1.5 percent (6.25% at September 30, 2002 and December 31, 2001) which is due monthly. The outstanding balance of the term loan obligation was $750,000 at September 30, 2002. On May 31, 2001, in connection with the Aviv acquisition (see Note 6), we and PNC Bank amended the Loan Agreement to provide for a second term loan in the amount of $300,000. This second term loan is repayable in 48 monthly installments of $6,250 and bears interest at the prime rate plus 1.5% (6.25% at September 30, 2002 and December 31, 2001). The outstanding balance of the second term loan was $213,000 at September 30, 2002. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of our assets. Additionally, the Loan Agreement contains a net worth covenant and a fixed charge coverage ratio covenant.

On March 29, 2002 PNC Bank amended the financial covenants for 2002 including a condition requiring a cash infusion of at least $1,000,000 in the form of equity by July 31, 2002. On August 8, 2002 we entered into an agreement with Andlinger Capital pursuant to which Andlinger Capital would make an immediate preferred stock investment of $1,500,000, with the right, subject to future Board determination of the need for such capital, to invest up to an additional $500,000. Andlinger Capital purchased 1,500 of the 2,000 authorized shares of our newly created Series B Preferred Stock. The Series B Preferred Stock does not carry a current dividend, but is subject to redemption at our option, or upon the sale of all or substantially all of our assets, upon the sale of any major portion of our assets, upon the sale of a significant subsidiary or division of our company, upon a change in control of our company, upon the sale of common or preferred stock by us to the public, or upon the acceleration of indebtedness for borrowed money in excess of $1,000,000. The redemption price of the Series B Preferred Stock is the original Series B Preferred Stock issue price multiplied by 101% plus an additional 1% for each calendar month completed following the date of original issuance. On August 12, 2002, the sale of the 1,500 shares of Series B Preferred Stock to Andlinger Capital was consummated, which satisfied the cash infusion requirement under the Loan Agreement.

As a result of the deteriorating business climate and a continuing shortfall in sales, and in order to provide needed liquidity to support our operations, on October 18, 2002, we requested Andlinger Capital to improve our liquidity by making an additional preferred stock investment in our company. On November 1, 2002, Andlinger Capital made an additional Series B Preferred Stock investment of $500,000, and agreed to defer the mandatory redemption required by the terms of the Series B Preferred Stock, such that instead of us being required to redeem all of the outstanding shares of Series B Preferred Stock at closing of the sale of our rheology instruments and services business, one third will be required to be redeemed at closing, one-third six months following the closing, and one third twelve months after the closing, subject to certain terms and conditions. As of September 30, 2002 we are in violation of the fixed charge coverage ratio covenant in the Loan Agreement. As a result, absent a waiver or forbearance from PNC Bank, PNC Bank could exercise its rights to accelerate the outstanding indebtedness under the Loan Agreement, realize upon the collateral securing the debt (which comprises substantially all of our assets), or exercise its other remedies under or relating to the Loan Agreement. We have requested, but have not yet received a formal response from PNC Bank regarding a waiver or forbearance agreement that would be subject to the closing of the sale of our rheology instruments and services business. Upon the closing of the proposed sale, we will use the proceeds to retire in full all of our outstanding indebtedness under the Loan Agreement and the Loan Agreement will be terminated. If the sale does not take place by such date, PNC Bank may by virtue of such financial covenant violation accelerate the maturity of the outstanding indebtedness under the Loan Agreement. There can be no assurance that the sale will be consummated. In the absence of a waiver, we have reclassified the remaining long term bank debt to short-term borrowings.

At September 30, 2002, we had total borrowings under the Loan Agreement of $9,437,000 with remaining availability of approximately $588,000. At November 10, 2002, our borrowings were approximately $9,600,000 and we had effectively exhausted our remaining availability under the Loan Agreement. We anticipate that we will be able to meet our cash needs through a late December 2002 or early January 2003 closing of the sale of our rheology instruments and services business from cash generated through operations, management of non-essential vendor payables and purchase orders, employee staff reductions and furloughs. If our sales in the remaining period prior to closing of the sale of our rheology instruments and services business fall short of our current expectations, or if our expenses exceed our expectations, or if other factors adversely affect our business or financial condition, we may be forced to act more aggressively in these areas or explore other ways to reduce expenses. There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

The sale of our rheology instruments and services business on a timely basis pursuant to the Asset Purchase Agreement is integral to our liquidity. If the sale is not consummated, the cash generated from our operations would not provide us with the cash resources necessary to fund both our rheology instruments and services business and our life sciences business in the current very difficult business environment, other than perhaps on a short term basis. If such sale is delayed, we may incur additional costs or expenses, and there can be no assurance that we will have adequate cash resources to fund our operations, other than perhaps on a short term basis.

Upon the closing of the sale of the rheology instruments and services business, we anticipate that the cash proceeds of the sale will be adequate to pay off the Loan Agreement and vendor obligations not assumed by Waters Technologies. In addition, we will be required to make substantial payments at and following closing to our landlord in connection with the lease termination agreement relating to our facility in Piscataway, New Jersey, to repay in part certain obligations to Axess Corporation, our former controlling stockholder, to satisfy in part certain obligations owed to Andlinger Capital with respect to amounts recently provided as interim financing by Andlinger Capital, to pay certain other obligations to Andlinger Capital and to pay legal, accounting and other expenses of the sale transaction. We anticipate that those payments to be made at closing would be funded primarily out of the cash proceeds payable at closing and that those payments to be made following the closing would be funded primarily out of the cash proceeds payable at closing, the proceeds of an escrow established to secure certain of our obligations under the Asset Purchase Agreement, and cash generated from our operations after the closing. We may also request that Andlinger Capital further defer the redemption of all or a portion of its preferred stock. However, there can be no assurance that Andlinger Capital would agree to such deferral, or that our anticipated cash resources will ultimately be adequate to make these payments on a timely basis or at all.

Following the sale of our rheology instruments and services business, and the payment in full of all outstanding indebtedness thereunder, our Loan Agreement with PNC Bank will terminate. We anticipate that following the sale of our rheology instruments and services business, our operations initially will be cash neutral or generate a modest positive cash flow and that a bank credit facility will not initially be necessary to support our life sciences business at its current level of operations. However, we intend to seek bank or similar financing on acceptable terms in order to obtain the added flexibility it will provide to our operations. There can be no assurance that our operations will generate an adequate level of cash flow or that we will be able to obtain such financing or that it will be available on terms acceptable to us.

Cash Flows from Operations

Net cash used in operating activities in the nine months ended September 30, 2002 was $1,127,000 compared to $2,266,000 in the same period in 2001. For the nine month period ended September 30, 2002 accounts receivable, inventories and other assets decreased by $1,964,000, $837,000 and $113,000, respectively. These inflows were offset by an increase in prepaid expenses and other current assets of $276,000 and a decrease in accounts payable and accrued liabilities of $1,106,000. The loss for the nine months ended September 30, 2002 was $3,131,000. This was accompanied by non-cash depreciation and amortization charges of $612,000, a provision for inventory reserves of $129,000, a loss on retirement of assets of $2, and an unrealized currency gain of $271,000.

Cash Flows from Investing

We made capital expenditures of $118,000 during the nine months ended September 30, 2002 as compared to $305,000 in the same period in 2001.

Cash Flows from Financing

Net cash provided by financing activities for the nine months ended September 30, 2002 was $1,199,000 compared to $2,801,000 in the same period in 2001.
During the period, our borrowings under line of credit agreements increased $519,000. We had proceeds from the issuance of common stock of $4,000, and proceeds from the issuance of preferred stock net of issuance costs of $1,320,000. Offsetting these inflows were the repayments of long term debt and lease obligations totaling $523,000 and a decrease in our borrowings against accounts receivables of $121,000.

Critical Accounting Policies and Estimates

We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in Note 1 to our consolidated financial statements included in our most recent Annual Report on Form 10-K.

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

Revenue Recognition. Product sales are recorded upon shipment, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured, and there are no significant obligations. Service revenue is recorded as services are performed. Maintenance agreement revenue is recorded on a straight-line basis over the terms of the respective agreements.



Forward-Looking Statements

This report includes "forward-looking statements". Statements in this report regarding future events or conditions, including statements regarding industry prospects and our expected financial position, business and financing plans, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in this report and in our other public filings with the SEC, and include the risks associated with dependence on the capital spending policies of our customers, the consummation of the proposed sale of our rheology instruments and services business, the availability of the funds to be held in escrow in connection with such sale, our ability to adequately fund our company prior to and following the proposed sale, and the profitability and expansion of our life sciences business following the proposed sale, as well as factors that affect the materials test systems industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes however it does purchase forward currency contracts for the purpose of hedging cash receipts from its foreign subsidiaries. The Company is exposed to market risk related to changes in foreign exchange and interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

2.4 Securities Purchase Agreement, dated as of August 8, 2002, by and between Rheometric Scientific, Inc. and Andlinger Capital XXVI LLC, incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

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

4.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of Rheometric Scientific, Inc., incorporated by reference to
        Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

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

10.7 Fourth Amendment of the Revolving Credit, Term Loan and Security Agreement, dated as of March 29, 2002.

10.8 Fifth Amendment of the Revolving Credit, Term Loan and Security Agreement, dated as of August 14, 2002.


10.9 Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K filed on March 11, 1996.

10.10 Subordination Agreement between Axess Corporation and RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated filed on April 16, 1996.

10.11 First Amendment to Lease Agreement dated June 10, 1996 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on May 19, 1997.

10.12   Second  Amendment to Lease Agreement dated February 20, 1997 between RSI
        (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on May 19, 1997.

10.13 Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on May 19, 1997.

10.14 Landlord Agreement and Amendment of Lease, dated as of March 6, 2000, by among RSI (NJ) QRS 12-13, Inc., Rheometric Scientific, Inc. and Axess Corporation, incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-3/A filed on November 9, 2001.

10.15 Registration Rights Agreement, dated as of March 6, 2000, as amended and restated as of September 28, 2001, by and among Rheometric Scientific Inc., Andlinger Capital XXVI, Axess Corporation, State Farm Mutual Automobile Insurance Company, Trustee Under the Revocable Trust of R. Michael Hendricks, and Robert E. Davis, incorporated by reference to
        Exhibit 10.13 to the Company's Registration Statement on Form S-3/A filed on November 9, 2001.

10.16 Stockholders' Agreement, dated as of March 6, 2000, by and between Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 21, 2000.

10.17   Voting  Agreement,  dated  as of  February  17,  2000,  by  and  between
        Rheometric Scientific Inc., Andlinger Capital XXVI and Axess Corporation, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 21, 2000.

10.18 Employment Agreement, dated as of August 27, 2001, by and between Rheometric Scientific, Inc. and Paul Mangano, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-3/A filed on November 9, 2001.

10.19 Amended and Restated Subordinated Promissory Note, dated as of September 28, 2001, issued by Rheometric Scientific, Inc. to Axess Corporation, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3/A filed on November 9, 2001.

21.1 Subsidiaries of Rheometric Scientific, Inc., incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on April 1, 2002.

     (b) Reports on Form 8-K


              (i) The Company filed a Current Report on Form 8-K on July 19, 2002 relating to a potential additional equity investment by Andlinger Capital.

              (ii) The Company filed a Current Report on Form 8-K on October 16, 2002 relating to the Company's entry into an Asset Purchase Agreement with Waters Technologies Corporation.

              (iii) The Company filed a Current Report on Form 8-K on November 1, 2002 relating to an additional equity investment by Andlinger Capital XXVI LLC and certain other matters.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RHEOMETRIC SCIENTIFIC, INC.
                                       (Registrant)



November 14, 2002                      By   /s/ Joseph Musanti
                                            ------------------------------------
                                            Joseph Musanti, Vice President,
                                            Finance, Chief Financial Officer
                                            and Authorized Officer

                           RHEOMETRIC SCIENTIFIC, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Robert M. Castello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rheometric Scientific, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Robert M. Castello
------------------------
Robert M. Castello
Chief Executive Officer

CERTIFICATION
-------------

I, Joseph Musanti, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rheometric Scientific, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Joseph Musanti
-----------------------
Joseph Musanti
Chief Financial Officer