Form 10-K/A
period 2001-12-31
RHEOMETRIC SCIENTIFIC INC
filed 2002-12-26
CIK 779164

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

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


Andlinger Capital XXVI. On March 6, 2000, pursuant to a Securities Purchase Agreement dated as of February 17, 2000, by and between our company, Axess Corporation and Andlinger Capital XXVI LLC, as amended and certain related agreements, Andlinger Capital XXVI acquired control of our company by purchasing
(i) 10,606,000 newly issued shares of our common stock and (ii) warrants to purchase (x) an additional 2,000,000 shares of our common stock at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 and (y) an additional 4,000,000 shares of our common stock at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003, for the aggregate consideration of $1,825,000. Upon consummation of this transaction Andlinger Capital XXVI acquired the power to vote an aggregate of
16,606,000 shares of our common stock (of which 6,000,000 shares were attributable to the warrants) representing at that time approximately 74% of our issued and outstanding common stock (including as outstanding for the purposes of determining such percentage the 6,000,000 shares then issuable upon exercise of the warrants). Based on reports filed with the SEC, as of March 30, 2002, Andlinger Capital XXVI was the beneficial owner of 16,606,000 shares of our common stock, representing approximately 59.4% of our issued and outstanding common stock (including as outstanding for purposes of determining such percentage 5,000,000 shares issuable upon exercise of the remaining warrants held by Andlinger Capital XXVI). Prior to the purchase by Andlinger Capital XXVI of the common stock and warrants, Axess Corporation agreed to contribute 2,800,000 shares of common stock to us.

         Also on March 6, 2000 in conjunction with the Andlinger transaction, Axess Corporation cancelled its existing debt of $8,206,000 and the accrued interest thereon in exchange for (x) the payment by us to Axess of $3,500,000 in cash; (y) the issuance to Axess Corporation of a subordinated promissory note in the principal amount of $1,000,000 and (z) the issuance to Axess, of a warrant to purchase 1,000 shares of our non-voting convertible redeemable preferred stock (convertible into 1,000,000 shares of common stock) to be issued, subject to stockholder approval, pursuant to an amendment to our certificate of incorporation. See Note 4 of Notes to Consolidated Financial Statements.

Other than in connection with the Andlinger transaction, Andlinger Capital XXVI and Axess Corporation had no relationship at or prior to the time of the transaction.


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


Restructuring  of  Operations.  In the fourth  quarter of 2001, a  restructuring provision was recorded for the restructuring of certain Domestic and European operations. Key initiatives of the restructuring program include: a) outsourcing the European service function, b) centralizing the European sales function at European headquarters, c) centralizing shared services including order processing, cash collections, and cash application at European headquarters, and
d) streamlining certain domestic functions. The charges consist of $566,000 for the termination of 28 U.S. and European employees. The $566,000 includes severance pay as per company policy, payroll taxes, accrued vacation for those employees under contract and for the U.S. employees the cost of medical benefits for the severance period. A provision of $228,000 was made for the closing and consolidation of certain European offices. This includes $96,000 related to lease termination costs and any impairment on fixed assets in those locations, $67,000 for the elimination of certain European legal entities, and $65,000 for the cost of lease terminations on automobiles for the European service people. In addition the Company took a charge of approximately $702,000 relating to an inventory write down which is reflected in the cost of sales related to specific products the Company will no longer sell. The restructuring program is expected to yield annualized savings of approximately $1,200,000 related to reduced wages, facility related costs, and depreciation and will be reflected in cost of sales, general and administrative expenses, selling expenses and research and development expenses.


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




Patents & Trademarks. We currently have patents for the design and manufacture of certain of our instruments and systems. Due to the rapidly changing technology relative to our product lines, we do not believe that technological patent protection is significant as a competitive factor. Assuming payment of applicable fees by us in a timely fashion, the patents will expire at various dates between July 2003 and July 2019. Our name and logo are protected under federal trademark laws and we believe that there is significant value associated with our name. The federal trademark registrations for our name and logo are due for renewal in 2003.

Aviv Instruments has an exclusive, worldwide license from the University of Arizona to commercialize certain technologies related to a coupled plasmon-waveguide resonance spectroscopy (PWR) instrument. The technologies are supported by several issued U.S. patents and patents pending. The license agreement does not expire until the last patent then licensed under the agreement expires. Assuming the payment of applicable fees in a timely fashion, the material patents currently under license pursuant to the license agreement will not expire until 2013 to 2018. PWR is a technique that can simplify the process of identifying therapeutic proteins and drugs, and simulates the way in which proteins and drugs interact with membranes and with each other.



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


Item 6.  Selected Financial Data

(In thousands of dollars, except per share data)


                                    12 Months Ended  December 31,
                        -------------------------------------------------------
                           2001       2000       1999        1998        1997

Sales                   $ 31,313    $29,883   $ 28,363    $ 30,608    $ 37,539
Restructuring expense        794         --         --        (198)        940
Net earnings/(loss)       (4,993)        91     (5,138)     (1,144)     (2,329)
Basic and diluted
earnings/(loss)
per
share                      (0.21)      0.00      (0.39)      (0.09)      (0.18)
Total assets              29,629     26,792     23,983      28,534      35,434
Long-term debt             5,919      6,395     12,731      10,901      11,055
Convertible
Redeemable
Preferred stock                0      1,000          0           0           0



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


12 Months Ended December 31, 2001 vs. 12 Months Ended December 31, 2000

Revenues


In the year ended December 31, 2001, we achieved revenues, of $31,313,000 compared to $29,883,000 for the same period in 2000. Sales in 2001 were denominated in the following currencies, US Dollars of $19,616,000, Japanese yen of 765,164,429 converting to $6,281,000, German marks of 7,732,063 converting to $3,489,000, French Francs of 9,206,304 converting to $1,456,000, and British pounds of 328,424 converting to $471,000. Sales in 2000 were denominated in the following currencies, US Dollars of $16,906,000, Japanese yen of 639,106,676 converting to $5,877,000, German marks of 10,131,723 converting to $4,720,000, French Francs of 11,864,442 converting to $1,447,000, and British pounds of 626,314 converting to $933,000.

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

Gross Profit



         Gross profit for the year ended December 31, 2001 was 39.6% of sales, compared to 47.4% for 2000. The gross profit percentage decrease was the result of unfavorable product mix, intensive pricing pressures, and a decline in volume in our Rheology and Thermal Business totaling a margin loss of 3.3%. In addition our gross profit percentage was negatively affected by 2.2% due to lower margins relating to Protein Solutions and Aviv which were not included in prior periods. In addition the inventory write down of specific product lines equaled 2.3% of margin loss. Obsolete inventory has been written down to zero and there has been no activity on these items. Our slow moving inventory has been written down to reflect the normal gross profit on any futures sales. The Company's policy is to analyze slow moving and obsolete inventory and mark it down to lower of cost or market.

Operating Expenses


Operating expenses increased by $3,384,000 to $15,521,000 for the year ended December 31, 2001, compared to 2000. This increase includes an increase of expenses for PSI of $1,197,000 over last year and 7 months of expenses for Aviv of $656,000. Also included is a restructuring charge of $794,000. (See Note 10 of Notes to Consolidated Financial Statements.) Operating expenses have been favorably affected by $309,000 due to currency rates in effect compared to 2000. Excluding the currency effect, the restructuring charge, and the expenses related to the two acquisitions, operating expenses have increased $1,046,000 over the same period last year.


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

Net Loss/Income


Net loss for the period ended December 31, 2001 was $4,993,000, compared to net income of $91,000 for the same period in 2000. While sales increased $1,430,000 in 2001, cost of sales increased by $3,166,000. This decline in gross margin was the result of unfavorable product mix and intensive pricing pressures in our Rheology and Thermal Business. In addition, our margins were negatively affected by lower margins relating to Protein Solutions and Aviv which were not included in prior periods. Also contributing to the higher loss was an increase in operating expenses of $3,384,000, an increase in interest expense of $70,000, a decrease in tax expense of $4,000, and a decrease in the currency loss of $102,000 as compared to the same period last year.


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


Cash Flows from Operations


Net cash used in operating activities in the fiscal year ended December 31, 2001 was $2,229,000. This compares to net cash provided by operating activities of $1,682,000 and $828,000 in 2000 and 1999 respectively. This is a decrease of $3,911,000 over the same period last year. The negative cash flow in 2001 was comprised primarily of an increase in inventories of $2,103,000 and a decrease in accounts payable and accrued expenses, and other non current liabilities of $434,000 and $40,000 respectively. The loss for the year was $4,993,000. These outflows were offset by a decrease in accounts receivable, prepaid expenses and other current assets, and other assets of $1,414,000, $348,000, and $94,000, respectively as well as an increase in accrued restructuring of $794,000. This was accompanied by non-cash depreciation and amortization charges of $980,000, a provision for inventory reserves of $1,154,000, a loss on retirement of assets of $27,000, amortization of options issued as compensation of $10,000 and an unrealized currency loss of $520,000.



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

Revenue Recognition. Product sales are recorded upon shipment, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured, and there are no significant obligations. Maintenance agreement revenue is recorded on a straight-line basis over the terms of the respective agreements. Other service revenue is recorded as services are performed. The Company accrues for expected warranty cost on product sales.


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
                                                                          =======          =======

See Notes to Consolidated Financial Statements.


                                RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

                                                        Year Ended December 31,
                                              2001               2000              1999
                                              ----               ----              ----



Sales
Products                                   $27,722            $25,871            $24,890
Services                                     3,591              4,012              3,473
                                            ------             ------              -----
Total Sales                                 31,313             29,883             28,363

Cost of Sales
Products                                    16,290             13,452             15,145
Services                                     2,597              2,269              2,303
                                             -----              -----              -----
Total cost of sales                         18,887             15,721             17,448
                                            ------             ------             ------
 Gross profit                               12,426             14,162             10,915
                                            ------             ------             ------
Marketing and selling expenses               8,719              8,010              8,896
Engineering expenses                         2,218              1,958              2,127
General and administrative expenses          3,644              1,999              2,379
Restructuring expense                          794                 --                 --
Goodwill amortization                          105                  7                 --
Intangible amortization                         41                163                180
                                            15,521             12,137             13,582
                                            ------             ------             ------

Operating income/(loss)                     (3,095)             2,025             (2,667)

Interest expense                            (1,328)            (1,305)            (1,085)
Interest expense - affiliate                   (47)                --             (1,020)
Foreign currency loss                         (518)              (620)              (123)
                                          ---------          ---------          ---------

Income/(Loss) before income taxes           (4,988)               100             (4,895)
Income taxes                                     5                  9                243
                                         ----------          --------           ---------

Net income/(loss)                        $  (4,993)             $  91           $ (5,138)
                                         ==========             =====           =========

Net income/(loss) per share
  Basic                                     $(0.21)             $0.00             $(0.39)
                                            =======             =====             =======
  Diluted                                   $(0.21)             $0.00             $(0.39)
                                            =======             =====             =======
Average number of shares outstanding
  Basic                                     23,963             18,937             13,162
                                            ======             ======             ======
  Diluted                                   23,963             22,959             13,162
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
                                                                     =======          =======          =======


See Notes to Consolidated Financial Statements.



                                         RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                AND COMPREHENSIVE INCOME/(LOSS)

     (in thousands)                                                                            Accumulated
                                                          Additional                           Other              Total
                                          Common Stock     Paid-In    Treasury   Accumulated   Comprehensive    Shareholders'
                                       Shares     Amount   Capital      Stock      Deficit     Income/(Loss)      Equity
                                     ------     ------     -------      -----      -------     -------------      ------


Balance at December 31, 1998        $ 13,162   $     132  $  25,404      --      $ (23,691)    $       (80)    $    1,765
Net loss                                  --         --          --      --         (5,138)             --         (5,138)
Currency translation adjustment           --         --          --      --             --             219            219
Comprehensive loss                        --         --          --      --             --              --         (4,919)
Warrants issued for services              --         --         167      --             --              --            167
                                    --------   --------   ---------     ---      ----------    -----------     -----------
Balance at December 31, 1999          13,162         132     25,571      --        (28,829)            139         (2,987)
Net income                                --         --          --      --             91              --             91
Currency translation adjustment           --         --          --      --             --             (65)           (65)
Comprehensive income                      --         --          --      --             --              --             26
Axess indebtedness contributed
  To capital                              --         --       3,727      --             --              --          3,727
Common stock issued
to
Andlinger Capital XXVI
  Net of offering costs               10,606        106         769      --             --              --            875
Exercise of stock warrants             1,268         13         987      --             --              --          1,000
Treasury stock                        (2,800)        --          --      --             --              --             --
Common stock issued pursuant
  To Protein Solutions Acquisition       680          6       2,194      --             --              --          2,200
                                    --------   --------   ---------     ---      ----------     -----------     ----------
Balance at December 31, 2000          22,916        257      33,248      --        (28,738)             74          4,841
Net loss                                  --         --          --      --         (4,993)             --
                                                                                                                   (4,993)
Currency translation adjustment           --         --          --      --             --            (161)          (161)
Comprehensive loss                        --         --          --      --             --              --         (5,154)
Common stock issued pursuant
  To Aviv Acquisition                    806          8       2,732      --             --              --          2,740
Conversion of preferred stock          1,000         10         990      --             --              --          1,000
Axess conversion debt to equity           66          1         262      --             --              --            263
Options exercised                        127          1          95      --             --              --             96
Fair Value of options granted             --         --          10      --             --              --             10
                                    --------   --------   ---------     ---      ----------    ------------    ----------
Balance at December 31, 2001        $ 24,915   $     277  $  37,337      --      $ (33,731)    $       (87)    $    3,796
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

Revenue Recognition


Product sales are recorded upon shipment, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured, and there are no significant obligations. Maintenance agreement revenue is recorded on a straight-line basis over the terms of the respective agreements. Other service revenue is recorded as services are performed. The Company accrues for expected warranty cost on product sales. Service revenue for the years ended December 31, 2001, 2000 and 1999 was $3,591,000, $4,012,000, and
$3,473,000, respectively. Deferred revenue relating to maintenance agreements amounted to $999,000 and $812,000 at December 31, 2001 and 2000, respectively, and is included in accrued liabilities in the accompanying Consolidated Balance Sheet.


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
                                                 ==========      ==========

Following are the annual maturities of long-term debt (in thousands): 2002 $751; 2003 $1,094; 2004 $468; 2005 $495; 2006 $480; and $2,782 thereafter.


On March 6, 2000 in conjunction with the Andlinger Capital XXVI transaction, the full amount of the Mettler debt equaling $1,212,000 was repaid. This payment satisfied the entire obligation to Mettler.


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


10.  Restructuring of Operations


In the fourth quarter of 2001, a restructuring provision was recorded for the restructuring of certain Domestic and European operations. Key initiatives of the restructuring program include: a) outsourcing the European service function,
b) centralizing the European sales function at European headquarters, c) centralizing shared services including order processing, cash collections, and cash application at European headquarters, and d) streamlining certain domestic functions. The charges consist of $566,000 for the termination of 28 U.S. and European employees. The $566,000 includes severance pay as per company policy, payroll taxes, accrued vacation for those employees under contract and for the U.S. employees the cost of medical benefits for the severance period. A provision of $228,000 was made for the closing and consolidation of certain European offices. This includes $96,000 related to lease termination costs and any impairment on fixed assets in those locations, $67,000 for the elimination of certain European legal entities, and $65,000 for the cost of lease terminations on automobiles for the European service people. In addition the Company took a charge of approximately $702,000 relating to an inventory write down which is reflected in the cost of sales related to specific products the Company will no longer sell. The restructuring program is expected to yield annualized savings of approximately $1,200,000 related to reduced wages, facility related costs, and depreciation and will be reflected in cost of sales, general and administrative expenses, selling expenses and research and development expenses.



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


     21.1   Subsidiaries  of  Rheometric  Scientific,   Inc.,   incorporated  by
            reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on April 1, 2002


     23.1   Consent of Mahoney Cohen & Company, CPA, P.C.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDED ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                              RHEOMETRIC SCIENTIFIC, INC.


Date:     December 24, 2002                   By: /s/ Robert M. Castello
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

          Signature                       Title                     Date
-----------------------------   ---------------------------    -----------------


 /s/ Robert M. Castello         Chairman and Chief             December 24, 2002
---------------------------     Executive Officer
Robert M. Castello              (principal executive officer)

/s/ Paul Mangano                President, and Chief           December 24, 2002
---------------------------     Operating Officer
Paul Mangano


/s/ Joseph Musanti              Vice President, Finance        December 24, 2002
---------------------------     and Materials; Chief
Joseph Musanti                  Financial Officer; and
                                Assistant Secretary (principal
                                financial and principal
                                accounting officer)


/s/ Mark F. Callaghan           Director                       December 24, 2002
---------------------------
Mark F. Callaghan


/s/ David R. Smith              Director                       December 24, 2002
---------------------------
David R. Smith


/s/ Merrick G. Andlinger        Director                       December 24, 2002
---------------------------
Merrick G. Andlinger


                                Director                       December 24, 2002
---------------------------
Robert K. Prud'homme


                                Director                       December 24, 2002
---------------------------
Paul Woitach