Form 10-Q/A
period 2002-09-30
RHEOMETRIC SCIENTIFIC INC
filed 2002-12-26
CIK 779164

FORM 10-Q

                                (Amendment No. 1)


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

                                  Yes   X   No
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at November 18, 2002
 --------------------------------------         --------------------------------
 Common Stock, $.01 par value per share                   24,926,411

                                     Rheometric Scientific, Inc.

                                         Index to Form 10-Q

                                                                                            Page No.
                                                                                            --------


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2002
                  and December 31, 2001                                                           3

                  Condensed Consolidated Statements of Operations
                  for the three and  nine months ended  September 30, 2002 and 2001               4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended  September 30, 2002 and 2001                                  5

                  Condensed Consolidated Statements of Comprehensive Income/Loss
                  for the three and nine months ended September 30, 2002 and 2001                 6

                  Notes to Condensed Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                                  15

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                      24

         Item 4.  Controls and Procedures                                                        24



PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                25

                 (a)    Exhibits
                 (b)    Reports on Form 8-K

         Signatures                                                                              29

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                30



                                  RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)
                                                                             September                December
ASSETS                                                                       30, 2002                 31, 2001
                                                                             ---------                --------
                                                                            (unaudited)
Current Assets
Cash                                                                  $         710               $         696
Accounts receivable, net                                                      7,051                       8,668
Inventories, net
      Finished goods                                                          2,712                       2,558
      Work in process                                                         1,335                       1,154
      Assembled components, materials, and parts                              3,299                       4,455
                                                                      -------------               -------------
                                                                              7,346                       8,167
Prepaid expenses and other current assets                                       895                         558
                                                                      -------------               -------------

      Total current assets                                                   16,002                      18,089
                                                                      -------------               -------------

Property, plant, and equipment                                               17,159                      16,843
Less accumulated depreciation and amortization                               11,982                      11,319
                                                                      -------------               -------------

Property, plant, and equipment, net                                           5,177                       5,524
Goodwill                                                                      5,539                       5,358

Intangibles (net of accumulated amortization)                                    38                          62
Deferred financing costs                                                         98                         188
Other assets                                                                    398                         408

                                                                      -------------               -------------

      Total Assets                                                    $      27,252               $      29,629
                                                                      =============               =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term bank borrowings                                            $       9,437               $       8,919
Current maturity of long-term debt                                            1,275                         751
Current maturity affiliate debt                                                 750                         150
Accounts payable                                                              4,191                       4,229
Borrowings against accounts receivable                                          864                         923
Accrued liabilities                                                           3,973                       4,820
                                                                      -------------               -------------

      Total current liabilities                                              20,490                      19,792
                                                                      -------------               -------------

Long-term debt                                                                4,356                       5,319
Long-term debt - affiliate                                                        -                         600
Other long-term liabilities                                                     121                         122
                                                                      -------------               -------------

      Total liabilities                                                      24,967                      25,833
                                                                      -------------               -------------

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
                                                                      =============               =============

See Notes to Condensed Consolidated Financial Statements

                                                       3

                                   RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                         September 30,
                                                      2002          2001                    2002           2001
                                                      ----          ----                    ----           ----

     Sales
     Products                                       $4,814         $7,346                $17,854          $19,650
     Services                                          877          1,063                  3,593            3,800
                                                     -----          -----                 ------           ------
     Total Sales                                     5,691          8,409                 21,447           23,450

     Cost of Sales
     Products                                        3,437          4,366                 11,216           11,337
     Services                                          568            503                  1,734            1,804
                                                     -----          -----                 ------           ------
     Total Cost of Sales                             4,005          4,869                 12,950           13,141


     Gross profit                                    1,686          3,540                  8,497           10,309
                                                     -----          -----                  -----           ------

     General and administrative expenses             1,044            816                  3,233            2,285
     Marketing and selling expenses                  2,119          1,923                  6,014            6,053
     Engineering expenses                              538            555                  1,569            1,542
                                                       ---            ---                  -----            -----

     Total operating expenses                        3,701          3,294                 10,816            9,880
                                                     -----          -----                 ------            -----


     Operating (loss)/income                        (2,015)           246                 (2,319)             429

     Interest expense                                 (325)          (355)                  (944)          (1,043)

     Foreign currency gain/(loss)                      (47)           131                     51             (251)
                                                      ----            ---                     --            -----

     Income/(loss) before income taxes              (2,387)            22                 (3,212)            (865)

     Income tax benefit/(expense)                       31            (18)                    81              (18)
                                                    ------            ----                 -----            ------

     Net (loss)/income                             $(2,356)            $4               $ (3,131)          $ (883)
                                                  ========             ==               =========          =======

     Net (loss)/income per share
       Basic                                        $(0.09)         $0.00                 $(0.13)          $(0.04)
                                                    =======         =====                 =======          =======
       Diluted                                      $(0.09)         $0.00                 $(0.13)          $(0.04)
                                                    =======         =====                 =======          =======
     Average number of shares outstanding
       Basic                                        24,926         24,685                 24,923           23,658
                                                    ======         ======                 ======           ======
       Diluted                                      24,926         28,290                 24,923           23,658
                                                    ======         ======                 ======           ======


See Notes to Condensed Consolidated Financial Statements

                                                        4

                                 RHEOMETRIC SCIENTIFIC, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,

                                                                                2002                    2001

                                                                                ----                    ----
Cash Flows from Operating Activities:
Net loss                                                                 $    (3,131)              $    (883)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization of plant and equipment                       588                     663
      Amortization of goodwill                                                     -                      70
      Amortization of intangibles                                                 24                      32
      Provision for inventory reserves                                           129                     180
      Loss on retirement of property plant and Equipment                           2                       -
      Unrealized currency (gain)/loss                                           (271)                    180

Changes in assets and liabilities:
      Accounts receivable                                                      1,964                     529
      Inventories                                                                837                  (1,466)
      Prepaid expenses and other current assets                                 (276)                    211
      Accounts payable and accrued liabilities                                (1,106)                  (1821)
      Deferred Financing Cost                                                     90                      94
      Other assets                                                                23                     (55)
                                                                         ------------             -----------


Net cash used in operating activities                                         (1,127)                 (2,266)
                                                                         ------------             -----------

Cash Flows from Investing Activities:
        Cash acquired ($327) in excess of Aviv acquisition cost                    -                     (30)
        PSI acquisition costs                                                      -                     (50)
        Purchases of property, plant, and equipment                             (118)                   (225)
                                                                          -----------               ---------
Cash used in investing activities                                               (118)                   (305)
                                                                          -----------               ---------

Cash Flows from Financing Activities:
      Net borrowings under line of credit agreements                             519                   3,053
      Net repayment against accounts receivable borrowings                      (121)                   (133)
      Proceeds from issuance of common stock net of issuance costs                 4                      73
      Repayment long-term debt affiliate                                           -                     (50)
      Issuance of Series B Preferred Stock net of issuance
      costs of $180                                                            1,320                       -
      Net long-term debt borrowings                                                -                      62
      Repayment of long-term debt/lease obligation                              (523)                   (204)
                                                                          -----------               ---------
Net cash provided by financing activities                                      1,199                   2,801
                                                                          -----------               ---------

Effect of exchange rate changes on cash                                           60                     (18)
                                                                         ------------               ----------

Net increase in cash                                                              14                     212
Cash at beginning of period                                                      696                     786
                                                                         ------------              ----------
Cash at end of period                                                    $       710               $     998
                                                                         ============              ==========

Cash payments for interest                                               $       793               $    1021
                                                                         ============              ==========
Cash payments for income taxes                                           $         1               $       5
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


The Company adopted the provisions of SFAS 141 immediately and adopted SFAS 142 effective January 1, 2002. In connection with the adoption of SFAS 142, the Company performed a transitional goodwill impairment test as required to determine that no goodwill impairment existed at January 1, 2002. Goodwill arose in the acquisitions of Aviv Instruments and Protein Solutions. Accordingly all of the goodwill relates to the Protein Solutions Group which is one of the operating segments. It was determined that the fair market value of the reporting unit was in excess of the carrying value (including goodwill) and under SFAS 142 Goodwill was not considered impaired and implied goodwill does not have to be calculated for impairment purposes. Additionally, management has evaluated the Company's intangible assets and determined that the Company has no indefinite useful life intangibles. Management has also evaluated the remaining useful lives of the Company's intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required.



As of September 30, 2002, the Company has unamortized goodwill in the amount of $5,539,000 and unamortized identifiable intangible assets consisting of patents in the amount of $38,000, which will be fully amortized at the end of 2003. The goodwill is included in the assets of the Protein Solutions group segment while the patents are included in the assets of the Rheometric USA segment.
Amortization expenses related to goodwill was zero in 2002 and $34,000 and $70,000 for the three and nine months ended September 30, 2001. Patent amortization was $7,000 and $24,000 for the three and nine months ended September 30, 2002 compared to $0 and $32,000 in the same period last year. Although goodwill will no longer be systematically amortized, periodic reviews will need to be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income. Excluding amortization expense related to goodwill of $34,000 and $70,000 for the three and nine months ended September 30, 2001, net income for the three month period would have been $38,000 and net loss for the nine month period would have been $813,000. Basic and diluted earnings per share for the three month period would have remained unchanged at $0.00, while basic and diluted loss per share would have changed from $0.04 to $0.03 for the nine months ended September 30, 2001.


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

The Company at September 30, 2002, had total borrowings under the Loan Agreement of $9,437,000 with remaining availability of approximately $588,000. At December 20, 2002, the Company's borrowings were approximately $9,753,000 and it had effectively exhausted its remaining availability under the Loan Agreement.


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

7.  Restructuring

Restructuring  of  Operations.  In the fourth  quarter of 2001, a  restructuring provision was recorded for the restructuring of certain Domestic and European operations. Key initiatives of the restructuring program include: a) outsourcing the European service function, b) centralizing the European sales function at European headquarters, c) centralizing shared services including order processing, cash collections, and cash application at European headquarters, and
d) streamlining certain domestic functions. The charges consist of $566,000 for the termination of 28 U.S. and European employees. The $566,000 includes severance pay as per company policy, payroll taxes, accrued vacation for those employees under contract and for the U.S. employees the cost of medical benefits for the severance period. A provision of $228,000 was made for the closing and consolidation of certain European offices. This includes $96,000 related to lease termination costs and any impairment on fixed assets in those locations, $67,000 for the elimination of certain European legal entities, and $65,000 for the cost of lease terminations on automobiles for the European service people. In addition the Company took a charge of approximately $702,000 relating to an inventory write down which is reflected in the cost of sales related to specific products the Company will no longer sell. The restructuring program is expected to yield annualized savings of approximately $1,200,000 related to reduced wages, facility related costs, and depreciation and will be reflected in cost of sales, general and administrative expenses, selling expenses and research and development expenses. As of September 30, 2002 the restructuring actions have yielded savings of approximately $532,000 in salaries wages and benefits, $160,000 from centralizing European functions, $46,000 from reduced depreciation, and $80,000 in other domestic expenses. The following is the restructuring reserve included in accrued liabilities at September 30, 2002:


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


The rheology instruments and services industry has deteriorated significantly over the past two years due to the global economic recession, excess industry capacity, deflationary pricing, and the introduction of new lower cost, higher performance technologies. These factors, among others, have led to intense competition within the industry, which has adversely affected the financial health of our core rheology instruments and services business. Although in 2000, we reported our first profitable year since 1994, since then we have experienced difficulty in generating a consistent level of revenue to support the cash requirements of our business. Our net loss in 2001 was $5.0 million and our net loss for the first nine months of 2002 was $3.1 million. On-budget performance of our business units has been very inconsistent from month-to-month, quarter-to-quarter, and year-to-year. The key contributing factors to this inconsistency have been project delays and cancellations by our customers, higher capital expenditure authorization levels and intense competition.

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


For the three months ended September 30, 2002 the Rheology business gross margins equaled $1,275,000 compared to $2,846,000 in the same period the prior year. $1,317,000 of the decrease relates to lower volume, $192,000 relates to product mix and pricing.

For the three months ended September 30, 2002 the Life Science business gross margins equaled $411,000 compared to $694,000 in the same period the prior year. $239,000 of the decrease relates to lower volume, $52,000 relates to product mix and pricing, offset by 13,000 reduction in other cost. The total gross profit percentages for the nine months ended September 30, 2002 was 39.6%, compared to 44.0% over the same periods in the prior year. The gross profit percentage decrease was the result of the most recent three month period, in both the Rheology and Life Science Businesses.

For the nine months ended September 30, 2002 the Rheology business gross margins equaled $7,265,000 compared to $8,720,000 in the same period the prior year. $1,467,000 of the decrease relates to lower volume, $292,000 relates to product mix and pricing.

For the nine months ended September 30, 2002 the Life Science business gross margins equaled $1,232,000 compared to $1,589,000 in the same period the prior year. $334,000 relates to product mix and pricing, $22,000 relates to other cost.


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

At September 30, 2002, we had total borrowings under the Loan Agreement of $9,437,000 with remaining availability of approximately $588,000. At December 20, 2002, our borrowings were approximately $9,753,000 and we had effectively exhausted our remaining availability under the Loan Agreement. We anticipate that we will be able to meet our cash needs through a January 15, 2003 closing of the sale of our rheology instruments and services business from cash generated through operations, management of non-essential vendor payables and purchase orders, employee staff reductions and furloughs. If, however, our sales in the remaining period prior to closing of the sale of our rheology instruments and services business fall short of our current expectations, or if our expenses exceed our expectations, or if other factors adversely affect our business or financial condition, we may be forced to act more aggressively in these areas or explore other ways to reduce expenses. There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

The sale of our rheology instruments and services business on or about January 15, 2003 pursuant to the Asset Purchase Agreement is integral to our liquidity. If the sale is not consummated on a timely basis, we do not believe that the cash generated from our operations would provide us with the cash resources necessary to fund our operations in the current very difficult business environment. In that event we will need to consider other options that may be available to us including the potential liquidation of our assets or seeking relief under the federal bankruptcy laws.

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

Following the sale of our rheology instruments and services business, and the payment in full of all outstanding indebtedness thereunder, our Loan Agreement with PNC Bank will terminate. We anticipate that following the sale of our rheology instruments and services business, our operations initially will be cash neutral or generate a modest positive cash flow and that a bank credit facility will not initially be necessary to support our life sciences business at its current level of operations. Our long term liquidity is contingent upon our consistently meeting our sales forecast, the consummation of the sale of our rheology instruments and services business, and our continued improvement in the area of asset management. If any one of the above does not happen and we continue to experience a decline in orders due to the negative economy, there can be no assurance that we will be successful in maintaining an adequate level of cash resources. We may be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions. Following the consummation of the sale of our rheology instruments and services business, we intend to seek bank or similar financing on acceptable terms in order to obtain the added flexibility it will provide to our operations. There can be no assurance that our operations will generate an adequate level of cash flow or that we will be able to obtain such financing or that it will be available on terms acceptable to us.

Cash Flows from Operations

Net cash used in operating activities in the nine months ended September 30, 2002 was $1,127,000 compared to $2,266,000 in the same period in 2001. For the nine month period ended September 30, 2002 accounts receivable, inventories, other assets, and deferred financing costs decreased by $1,964,000, $837,000, $23,000 and $90,000, respectively. These inflows were offset by an increase in prepaid expenses and other current assets of $276,000 and a decrease in accounts payable and accrued liabilities of $1,106,000. The loss for the nine months ended September 30, 2002 was $3,131,000. This was accompanied by non-cash depreciation and amortization charges of $612,000, a provision for inventory reserves of $129,000, a loss on retirement of assets of $2,000 and an unrealized currency gain of $271,000.


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



December 24, 2002                      By   /s/Joseph Musanti

                                            ------------------------------------
                                            Joseph Musanti, Vice President,
                                            Finance, Chief Financial Officer
                                            and Authorized Officer

                           RHEOMETRIC SCIENTIFIC, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Robert M. Castello, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Rheometric Scientific, Inc.;

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


Date:  December 24, 2002

/s/ Robert M. Castello
------------------------
Robert M. Castello
Chief Executive Officer

CERTIFICATION
-------------

I, Joseph Musanti, certify that:


1. I   have  reviewed  this  quarterly  report  on  Form  10-Q/A  of  Rheometric
Scientific, Inc.;


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


Date:  December 24, 2002


/s/Joseph Musanti
-----------------------
Joseph Musanti
Chief Financial Officer