Form 10-K
period 2002-12-31
PROTERION CORP
filed 2003-03-31
CIK 779164

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 2002
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ________________________


Commission file number 0-14617
                       -------

                              Proterion Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        61-0708419
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

    One Possumtown Road, Piscataway, N.J.                    08854
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code          (732) 987-8200
                                                   -----------------------------

Securities Registered Pursuant to Section 12(b) of the Act:

        Title of each class                     Name of each exchange on which
                                                 registered

Common Stock, $0.01 par value per share           American Stock Exchange
----------------------------------------    ------------------------------------

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

Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 17, 2003: $2,483,351 (For purposes of this filing only, all executive officers and directors have been classified as affiliates.)

The number of shares of the registrant's Common Stock outstanding as of March 17, 2003 was 26,032,835.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: Portions of the registrant's definitive Proxy Statement to be filed on or before April 30, 2003 in connection with the registrant's Annual Meeting of Stockholders scheduled to be held on May 15, 2003, are incorporated by reference into Part III of this report.

The Exhibit Index appears on page: 47

================================================================================

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this "10-K") includes forward-looking statements, particularly in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section (See Item 7). In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. Additional written or oral forward-looking statements may be made by or on behalf of the Company from time to time, in filings with the Securities and Exchange Commission, in press releases and other public announcements, or otherwise. All such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to:

o    projections of revenue, income, losses and cash flows;

o    plans for future capital and other expenditures;

o    plans for future operations;

o    financing needs or plans;

o    plans relating to products or services;

o estimates concerning the effects of litigation or other disputes; as well as

o expectations and assumptions relating to any or all of the foregoing relating to the Company, its subsidiaries and/or divisions.


Although the Company believes that its forward-looking statements are based on expectations and assumptions that are reasonable, forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Accordingly, no assurance can be given that such expectations or assumptions will prove to have been correct, and future events and actual results could differ materially from those described in or underlying the forward-looking statements. Among the factors that could cause future events and actual results to differ materially are:

o the demand for the Company's products and services and other market acceptance risks;

o the presence in the Company's markets of competitors with greater financial resources and the impact of competitive products and services and pricing;

o the ability of the Company to develop new technologies that may be more accurate, reliable, user-friendly or cost-effective than those currently utilized in the Company's products;

o the ability of the Company to procure the requisite intellectual property rights to any such new technologies developed by others, and to incorporate such technologies into new products;

o    the loss of any significant customers or group of customers;

o further reductions in outside fundings or capital budgets for our customers (such as universities) for whom purchases of the Company's products represent substantial capital outlays;

o    general economic and market conditions;

o the Company's ability to meet its current financial obligations and to obtain new financing necessary to meet its working capital needs; and

o    the effects of the Company's accounting policies.

More detail regarding these and other important factors that could cause actual results to differ materially from such expectations, assumptions and forward-looking statements ("Cautionary Statements") may be disclosed in this 10-K, other Securities and Exchange Commission filings and other public announcements of the Company. All subsequent written and oral forward-looking statements attributable to the Company, its subsidiaries or divisions or persons acting on their behalf are expressly qualified in their entirety by the Cautionary Statements.

The Company assumes no obligation to update its forward-looking statements or advise of changes in the expectations, assumptions and factors on which they are based.

                                     PART I

        (Items either not applicable or not material have been excluded)

Item I.  Business

                                   BACKGROUND

General

Proterion Corporation designs, manufactures, markets, and services computer-controlled life sciences instrumentation for particle sizing and biomolecular characterization of protein molecules. Our products, most of which are proprietary or patented, consists of spectrometers and light scattering laboratory instruments used for research and product development. These instruments combine special sampling technologies and multiple sensor technologies to provide various measurements. Pharmaceutical, biotechnology, and government-funded research and development laboratories use our products to understand the physical attributes of purified protein molecules. We market our spectrometers under our "Aviv" trademark and we sell our light scattering products under our "DynaPro" trademark.

On January 15, 2003, we completed the sale of our rheology instruments and services business to the TA Instruments Division of Waters Corporation for $17 million in cash and the assumption of $6 million of accounts payable and accrued expenses, plus certain other specified obligations. $15.3 million was paid at closing and the purchaser is obligated to pay us $850,000 six months after closing and $850,000 one year after closing. This transaction represented our exit from this business, which at the time of the sale constituted the larger of our two business segments. We applied substantially all of the proceeds from this transaction to retire previously incurred indebtedness and other financial obligations.

Our corporate executive offices are located in Piscataway, New Jersey. Our operations are currently located in Piscataway and Lakewood, New Jersey and High Wycombe, UK.

History

We were originally incorporated under the name Rheometrics, Inc. in Kentucky in 1970. We reincorporated in New Jersey in 1981. In 1985, we completed a $7 million initial public offering and became a public company. Through a series of transactions between 1991 and 1994, Axess Corporation ("Axess") acquired 76.6% of our Common Stock. We changed our name to Rheometric Scientific, Inc. in 1994. We reincorporated in Delaware on or about October 31, 2000 and on January 15, 2003 we changed our name to Proterion Corporation.

Andlinger Capital XXVI. On March 6, 2000, pursuant to a securities purchase agreement among our Company, Axess and Andlinger Capital XXVI LLC and certain related agreements, Andlinger Capital XXVI acquired control of our Company by purchasing: (i) 10,606,000 newly issued shares of our Common Stock and (ii) warrants to purchase (x) an additional 2,000,000 shares of our Common Stock at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 and (y) 4,000,000 shares of our Common Stock at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003, for $1,825,000.

Also on March 6, 2000, in conjunction with the Andlinger Capital XXVI transaction, Axess cancelled existing indebtedness of $8,206,000 owed to it by the Company and the accrued interest thereon and surrendered to the Company 2,800,000 shares of our Common Stock. As consideration for these actions the Company gave to Axess:

     o    $3,500,000 in cash;

     o a subordinated promissory note in the principal amount of $1,000,000 and

     o a warrant to purchase 1,000 shares of our non-voting convertible redeemable preferred stock (convertible into 1,000,000 shares of Common Stock).

As a result of these transactions:

     o Andlinger Capital XXVI acquired ownership of approximately 59% of our issued and outstanding Common Stock; and

     o    designated a majority of our Board of Directors.

Protein Solutions Acquisition. Effective November 17, 2000, we acquired all of the issued and outstanding capital stock of PSI Holding Corporation, a Virginia corporation, and its wholly-owned US and UK subsidiaries. The consideration for this transaction was approximately $525,000 cash and approximately 680,000 shares of our Common Stock.

In conjunction with this acquisition, Andlinger Capital XXVI exercised 1,000,000 of its warrants and acquired 1,000,000 shares of our Common Stock at an exercise price of $1.00 per share. These warrants were acquired by Andlinger Capital XXVI in March 2000 in connection with its majority equity investment in our Company.

Aviv Acquisition. Effective May 31, 2001, through our wholly-owned subsidiary, Tel Acquisition Corp., we acquired all of the issued and outstanding capital stock of Aviv Instruments, Inc., and Aviv Associates, Inc. The consideration for this transaction was 805,882 shares of our Common Stock. In addition, our Company and Aviv Instruments made cash payments aggregating approximately $1,221,000 to pay off existing indebtedness of the Aviv companies, approximately $1,145,000 of which was owed to the stockholders of the Aviv companies and their affiliates.

Together, Aviv and Protein Solutions products and services comprise our life sciences business.

Infusion of Capital. In 2002, our rheology instruments and services business experienced a very significant fall-off in order intake due to customer procurement delays and cancellations. Given these shortfalls, we took cost containment actions, which included layoffs.

Following certain breaches of financial covenants in our senior credit facility with PNC Bank, we were required to obtain a cash infusion of at least $1,000,000. As a result, representatives of our Company held discussions with a number of potential investors, including Andlinger Capital XXVI, our principal stockholder. We formed a special committee comprised of independent members of our Board of Directors to consider a proposal made by Andlinger Capital XXVI. None of the other potential investors offered to make investments on attractive terms. On August 8, 2002, following discussions between Andlinger Capital XXVI and the special committee, and upon the recommendation of the special committee, our Board of Directors approved our entering into a securities purchase agreement with Andlinger Capital XXVI.

Pursuant to this securities purchase agreement, Andlinger Capital XXVI purchased $1,500,000 of our newly created Series B Preferred Stock, with the right, subject to future Board determination of the need for such capital, to invest up to an additional $500,000 on the same terms. The new Series B Preferred Stock does not carry a current dividend and is subject to redemption at our option at any time or, at Andlinger Capital XXVI's option, upon a change in control of our Company or the occurrence of certain other major corporate events, including a sale of substantially all of our assets. The redemption price is 101% of the original issuance amount plus an additional 1% for each calendar month completed following the date of original issuance.

On October 18, 2002, following our agreement to sell our rheology instruments and services business (see "-Sale of Rheology Instruments and Services Business" below), management reviewed with our Board of Directors our cash position and projections for the remainder of the year and the Board of Directors determined that there was a need for the remaining $500,000 available by the sale of Series B Preferred Stock to Andlinger Capital XXVI under the securities purchase agreement.

On October 30, 2002, our Board of Directors approved our entry into an agreement with Andlinger Capital XXVI, pursuant to which Andlinger Capital XXVI would:

     o    purchase an additional $500,000 of our Series B Preferred Stock;

     o defer its right to have all of the outstanding Series B Preferred Stock redeemed in full by us upon the closing of the sale of our rheology instruments and services business; and

     o subordinate such deferred redemption payments to amounts payable by us to our landlord under the lease for our Piscataway, NJ facility and to Axess.

In consideration for these actions, we issued to Andlinger Capital XXVI a new warrant, with an expiration date of March 6, 2007, to purchase up to 1,000,000 shares of our Common Stock at an exercise price equal to $1.00 per share (the average of the closing prices of our Common Stock over the ten trading days immediately preceding October 30, 2002) and having substantially the same other terms and conditions as the existing warrants to purchase shares of our Common Stock held by Andlinger Capital XXVI.

Sale of Rheology Instruments and Services Business. On January 15, 2003, we completed the sale of our rheology instruments and services business to the TA Instruments Division of Waters Corporation for consideration of $17 million in cash and the assumption of $6 million of accounts payable and accrued expenses plus certain other specified obligations. $15.3 million was paid at closing and the purchaser is obligated to pay us $850,000 six months after closing and $850,000 one year after closing. The "Rheometric Scientific" and "Rheometrics" names were included in the sale. We retained, however, our life sciences business. We used the proceeds from this sale, in part, to retire all of our bank debt, which amounted to approximately $9,600,000, and to discharge certain other obligations (see "-Lease Termination" below). We are using the remaining proceeds to provide interim working capital. As part of this transaction, we changed our name from Rheometric Scientific, Inc. to Proterion Corporation.

In connection with the sale, we agreed to pay ANC Management Corp., an affiliate of Andlinger Capital XXVI, an investment banking fee of $350,000. We believe this arrangement is fair to the Company because ANC Management Corp.:

     o developed interest from potential buyers, introduced potential buyers to us and facilitated meetings and presentations;

     o advised us on strategic issues relating to the sale of our rheology instruments and services business;

     o assisted us in developing negotiating strategies and participated in negotiations; and

     o is continuing to render financial advisory and investment banking services to us.

We paid ANC Management Corp. $117,000 of this fee at the closing of this transaction and we are obligated to deliver two additional installments of $117,000 to ANC Management Corp. upon the six-month anniversary of the closing and the twelve-month anniversary of the closing, respectively.

At the closing of the sale, we also paid Andlinger Capital XXVI $667,000 for the redemption of one-third of the shares of our Series B Preferred Stock held by it. Pursuant to our agreement with Andlinger Capital XXVI, we have agreed to redeem its remaining shares of our Series B Preferred Stock in two equal installments upon the six-month anniversary of the closing and the twelve-month anniversary of the closing, respectively.

As of the closing, we owed Axess $787,000 (including accrued interest) under the terms of a promissory note. At the closing, we amended this note and agreed to pay Axess:

     o    $287,000 at the closing (which we have paid);

     o    $250,000 upon the six-month anniversary of the closing;

     o    $250,000 upon the twelve month anniversary of the closing; and

     o interest on the outstanding principal amount on a monthly basis until the note's maturity date.

Lease Termination. In connection with the sale of our rheology instruments and services business, we entered into a lease termination agreement with the landlord under our lease for our Piscataway, New Jersey facility. This agreement requires us to pay the landlord $3,000,000. In addition, the agreement provides that the exercise price of the landlord's existing warrants for 464,160 shares of Common Stock be reduced from $0.37 per share to $0.01 per share and for us to issue 650,000 shares of Common Stock to the landlord, both of which have occurred. The $3,000,000 cash payments we are required to make to the landlord were and are to be paid as follows:

     o    $2,250,000 which we paid in January 2003;

     o $500,000 to be paid at the release of the first escrow payment under the terms of the sale of the rheology instruments and services business; and

     o $250,000 to be paid at the release of the second escrow payment under the terms of the sale of the rheology instruments and services business.

                             DESCRIPTION OF BUSINESS

Products. We design, manufacture, market and service a complete line of computer-controlled life sciences instruments for particle sizing and biomolecular characterization for use in material and product research and development, including:

o Dynamic Light Scattering (DLS). DLS systems are used to determine the size of molecules. The instruments in which we specialize are designed specifically for protein molecules.

o Circular Dichroism Spectrometers (CD). CDs determine secondary protein structure and can predict how a protein will react under different conditions.

o Automated Titrating Differential/Ratio Spectrofluorometers. These instruments use florescence to determine protein behavior.

o Spectrophotometers. Spectrophotometers measure how light is absorbed by a protein and can determine size and the conformation of the protein molecule.

o Plasmon-Waveguide Resonance Spectroscopy (PWR). These instruments simplify the process of identifying therapeutic proteins and drugs and simulate the way in which proteins and drugs interact with membranes and each other.

Our DLS systems, which we market under our "DynaPro" trademark, are based upon patented technology for which we have an application exclusive license. This technology employs sophisticated optical components and advanced digital signal processing to measure molecular physical properties such as size, mass, and diffusion. Our spectrometers, which are used in molecular characterization and sold under our "Aviv" trademark, are research grade optical instruments that incorporate proprietary software.

We are currently developing new products that incorporate the PWR technology and have released limited offerings to customers on an application-specific basis.

Manufacturing. We manufacture all of our systems at our New Jersey and UK facilities. Manufacturing operations for our systems consist primarily of assembly, test, burn-in and quality control. A number of raw materials, primarily stainless steel and aluminum (produced to our specifications), are used to fabricate the mechanical assemblies, and readily available electronic components are used to build our electronic assemblies. Although we utilize a number of outside suppliers for all of our raw materials and component parts, we believe that each of these materials and components are available from alternate suppliers.

Sales, Marketing, Distribution and Support. Our direct sales force includes systems engineers, the majority of whom hold advanced degrees, and field engineers. Our entire sales force has in-depth knowledge of the customers' business and technology needs. Our systems engineers provide a combination of consulting, systems integration and application and software engineering services, and are instrumental in all stages of the sale, implementation and support of our complex systems and solutions. Our direct sales force operates in the US and Europe and we currently use distributors in the rest of the world.

Customers. Our customers generally fall into five major categories:

     o    pharmaceutical manufacturers;

     o    other product manufacturers;

     o    independent and nonprofit research laboratories;

     o    governmental agencies;

     o    universities and other educational institutions; and

     o    biotechnology and other life science manufacturers.

We do not have any customer that accounts for more than 10 percent of our sales.

Competition. The market for life sciences instruments is highly competitive, and we expect this competition to increase. We believe that the principal factors of competition are:

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

We believe that we compete favorably with respect to many of these factors and have gained significant market share in many of our targeted markets as a result. We believe our success has been driven by technology leadership, our ability to generate customer loyalty and our track record of anticipating market trends.

We believe that our principal competitors are several domestic and foreign manufacturers, most of which possess greater financial and marketing resources than the Company. These competitors include: Malvern Instruments, Wyatt Technology Corporation, Precision Detectors, Jasco Corporation, and Biacore International AB. To compete with these companies, we offer products of high performance, quality and reliability, backed by service capabilities. We believe that technological requirements and high initial capital expenditures represent significant barriers to entry to the life sciences market. However, there can be no assurance that:

     o one of our large competitors will not invest substantially increased resources into their competing business; or

     o another large company with greater financial resources will not enter this market at a later date, and that such entry would not have a material adverse impact on our business and operations.

While we believe that we are well-positioned in the field of engineering and technology to remain competitive in the face of technological changes that may occur in the marketplace, there can be no assurance that technology superior to ours will not be developed. If superior technology is developed, such an event could have a material adverse effect on our operations.

Patents and Trademarks. We currently have patents pending for the design and manufacture of certain of our instruments and systems.

We also have an exclusive, worldwide license from the University of Arizona to commercialize PWR technologies. These technologies are supported by several issued U.S. patents and patents pending. The license agreement does not expire until the last patent then licensed under the agreement expires. The material patents currently under license do not expire until 2013 to 2018.

The Company has unregistered trademarks including "Aviv" and "DynaPro". The Company believes that these and other related marks are of material importance to the Company's business.

Research and Development. Our research and development activities primarily focus on the development of new products and new applications and enhancements for existing products. In our development and testing of new products and applications, we consult with professionals at universities and in industry. We believe that our research and development activities are necessary to maintain competitiveness and to better serve our customers.

Employees. At March 15, 2003, we had approximately 38 employees worldwide. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Environmental Matters. Our business is subject to various federal, state and local laws, rules and regulations relating to the protection of the environment, which are considered by us to be typical for companies operating in our markets. We believe that compliance therewith will have no material effect on our capital expenditures, earnings or competitive position.

Cyclicality and Backlog. Historically, our earnings/(losses) have been cyclical. Typically, the quarters ending June and December outperform the quarters ending March and September. This cyclicality is primarily attributable to the capital goods budgeting cycles of our customers. Many customers place their orders in the first calendar quarter (after capital budgets have been approved) with delivery in the second calendar quarter due to our average delivery times. For example, as the fourth calendar quarter approaches, many customers review their annual budgets and determine that they are able to place an order for delivery by the end of December.

As of December 31, 2002 and December 31, 2001 our backlog was $1,500,000 and $400,000, respectively. We expect that all items in our backlog as of December 31, 2002 will be delivered in the current calendar year.

Financial Information about Foreign and Domestic Operations and Export Sales

See Note 10 of Notes to Consolidated Financial Statements.

Item 2.  Properties

We lease approximately 10,000 square foot of space in Piscataway, New Jersey. We also lease a 20,000 square foot building in Lakewood, New Jersey and a 5,000 square foot building in High Wycombe, UK. These facilities accommodate our manufacturing, marketing, research and development, and general administrative activities. We expect these facilities to accommodate our needs for the foreseeable future.

Item 3.  Legal Proceedings

There are no known material pending legal proceedings involving our Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Common Stock Market Prices and Dividends

Our Common Stock began trading on the American Stock Exchange on September 5, 2001 under the symbol "RHM." Since January 23, 2003, our Common Stock has traded on the American Stock Exchange under the symbol "PRC." The table below presents the high and low closing sales prices per share for each quarter for the years ended December 31, 2002 and 2001.

                                        12 Months Ended December 31,
                                        ----------------------------

                                 2002                             2001
                                 ----                             ----
Quarter Ended            High              Low             High              Low
-------------            ----              ---             ----              ---
March 31                $1.75            $0.80            $6.44            $2.44
June 30                  1.56             0.60             5.40             3.20
September 30             1.15             0.45             7.00             3.95
December 31              1.27             0.40             3.70             1.65

Since our initial public offering in December 1985 we have not paid any cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future.

At March 17, 2003, there were approximately 172 holders of record of our Common Stock.

Item 6.  Selected Financial Data

(In thousands of dollars, except per share data)


                                                     12 Months Ended  December 31,
                                     ------------------------------------------------------------
                                        2002          2001        2000        1999       1998

Sales                                 $   4,934    $  5,730    $    480           --          --

Loss from
     continuing operations               (4,362)     (2,476)       (178)          --          --

(Loss)/earnings from
   discontinued operations               (1,016)     (2,517)        269    $  (5,138)   $ (1,144)

Net income/(loss)                        (5,378)     (4,993)         91       (5,138)     (1,144)

Basic and diluted
   loss per share from
   continuing operations                  (0.18)      (0.10)      (0.01)         --          --

Basic and diluted
   (loss)/earnings per
   share from discontinued
   operations                             (0.04)      (0.11)       0.01        (0.39)      (0.09)

Net (loss)/earnings per
   share                                  (0.22)      (0.21)         --        (0.39)      (0.09)

Total assets (including
   assets held for sale)                 26,170      29,629      26,792       23,983      28,534

Long-term debt                            2,012       5,919       6,395        2,731      10,901

Convertible redeemable
   preferred stock                           --          --       1,000           --          --

Redeemable preferred stock                2,105          --          --           --          --


On January 15, 2003, we completed the sale of our rheology instruments and services business to the TA Instruments Division of Waters Corporation. The results of operations of this business are included in discontinued operations. The 2001 figures above include the acquisition of the Aviv companies on May 31, 2001. The 2000 figures relate to our sale of Protein Solutions products, which were acquired November 17, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Special Note Regarding Forward Looking Statements" above and in our other filings with the SEC. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

12 Months Ended December 31, 2002 vs. 12 Months Ended December 31, 2001

Please note that the year ended December 31, 2002 included a full year of both our Protein Solutions and Aviv operations. The year ended December 31, 2001, however, included a full year of Protein Solutions operations, but only seven months of our Aviv operations.

On January 15, 2003, the Company completed the sale of its rheology instruments and services business. The discussion below does not include the results of this business. The results of this business are included in discontinued operations. For details of revenue and expenses compared to prior years see Note 2 of Notes to Consolidated Financial Statements.

Revenues

In the fiscal year ended December 31, 2002, we achieved revenues of $4,934,000 compared to $5,730,000 for the fiscal year ended December 31, 2001. Our Protein Solutions 2002 product revenue was $2,719,000 compared to $4,072,000 during the previous year; a decrease of $1,343,000. This decrease was primarily attributable to the overall decrease in laboratory equipment purchases worldwide. This decrease, however, was offset by a $547,000 increase in revenue of our Aviv products, as 2002 revenue equaled $2,215,000 compared to $1,668,000 in 2001. Our Aviv product unit order rate in 2002 was consistent with our 2001 rate, as a large percentage of orders for our Aviv products come from universities and government-backed research projects whose demands for our products did not substantially change in 2002. Although our Aviv product order rate remained substantially flat between 2002 and 2001, we were able to attain an increase in Aviv product revenue in 2002 because we had a full year of Aviv product sales in 2002 as opposed to seven months of Aviv product sales in 2001.

Gross Profit

Gross profit for the year ended December 31, 2002 was $883,000, or 17.9% of revenue, compared to $2,121,000, or 37.0% of revenue, in 2001. The 19% decline in the gross profit percentage is attributable to (i) a 4% decline in Protein Solutions product volume, (ii) Aviv product production changes which resulted in higher costs of sales of 10%, and (iii) a decline of 5% in gross profit due to product mix. Our gross profit dollars were negatively affected by: (i) a $734,000 reduction in our Protein Solutions products sales volume, as our fixed costs were spread over less revenue; (ii) $400,000 in costs incurred in connection with changes in the production process and inventory in our Aviv product line; and (iii) $104,000 due an unfavorable change in product mix. We have taken steps in both product lines to improve our gross margins in 2003 including: headcount reduction, outsourcing of machine shop operations, and supplier changes.

Operating Expenses

Operating expenses increased by $710,000 to $5,026,000 for fiscal 2002 compared to 4,316,000 in fiscal 2001.

General and Administrative. General and Administrative expenses were $4,252,000 in 2002 compared to $3,413,000 in 2001. Of these amounts, $2,595,000 and $2,330,000 in the years ended December 31, 2002 and 2001, respectively, consisted of corporate general and administrative expenses. The increase in corporate general and administrative expenses in 2002 resulted from increases in salaries of $105,000, increases in legal expenses of $100,000, and increases in various other expenses of $60,000. The remaining increase of $574,000 in general and administrative expenses between 2002 and 2001 was primarily due to reporting a full year of Aviv operations in fiscal 2002 equaling $972,000 compared to seven months in fiscal 2001 equaling $398,000.

Sales and Marketing. Sales and Marketing expenses decreased by $125,000 to $520,000 in fiscal 2002 as compared to $645,000 in fiscal 2001. This was attributable to a $44,000 reduction in advertising and trade show expenses, a $75,000 reduction in salary expense, and an $80,000 reduction in various other selling expenses, which was offset by an increase of $74,000 in commission expense, relating a change in the commission plan.

Engineering. Engineering expenses were $255,000 in fiscal 2002 compared to $258,000 in fiscal 2001 as we maintained the same level of headcount and expenses from period to period.

Interest Expense

Interest expense for fiscal 2002 was $232,000 compared to $247,000 in fiscal 2001. The decrease of $15,000 was primarily attributable to lower interest rates on our revolving credit facility, offset by a higher revolving credit loan balance through 2002 compared to 2001.

Foreign Currency

The foreign currency adjustment for year ended December 31, 2002 was a loss of $67,000 compared to a loss of $33,000 for fiscal 2001. The loss was primarily due to transaction losses caused by the strengthening of the British Pound against the U.S. Dollar.

Net loss from continuing operations

Net loss from continuing operations for the period ended December 31, 2002 was $4,362,000, compared to a net loss of $2,476,000 for fiscal 2001. The gross margin decline of $1,237,000 was primarily the result of unfavorable product mix and lower sales volume. Also contributing to the higher loss was an increase in operating expenses of $711,000, an increase in currency loss of $34,000, which were offset by a decrease in interest expense of $16,000, and a decrease in tax expense of $81,000 as compared to fiscal 2001.

Net loss from discontinued operations

Loss from discontinued operations before a deferred tax benefit for the period ended December 31, 2002 was $4,416,000, compared to a loss of $2,512,000 before income taxes for fiscal 2001. This increase in loss was caused by lower sales in 2002 versus 2001 in our rheology instruments and services business. The loss in 2002 is reduced for a tax benefit of $3,400,000 as a result of the Company recording of a deferred tax benefit relating to the utilization of a net operating loss carryforward which will be used in 2003 to offset the taxes on the gain from the sale of the rheology instruments and services business.

12 Months Ended December 31, 2001 vs. 12 Months Ended December 31, 2000

Please note that the year ended December 31, 2001 included a full year of Protein Solutions operations, but only seven months of Aviv operations. The year ended December 31, 2000 included only one and half months of Protein Solutions operations and no Aviv operations.

Revenues

In the year ended December 31, 2001, we achieved revenues of $5,730,000 compared to $480,000 for the same period in 2000. Included in the 2001 revenues is a full year of our Protein Solution products totaling $4,062,000 and revenue for Aviv products (acquired May 31, 2001) totaling $1,668,000. Revenues for 2000 include the acquisition (effective November 17, 2000) of the Protein Solution products, which accounted for all of the $480,000 revenues.

Gross Profit

Gross profit for the year ended December 31, 2001 was 36.9% of sales, compared to 40.0% for 2000. The gross profit for 2001 includes a full year of Protein Solutions products at 42.2% and seven months of Aviv products at 24.3%. Gross profit for 2000 includes only Protein Solutions and equaled 40.0%.

General and Administrative, Selling and Engineering Expenses.

Operating expenses increased by $3,955,000 to $4,316,000 for the year ended December 31, 2001, compared to 2000. The expenses include a full year of Protein Solutions and seven months of Aviv, which is not included in 2000. These expenses have not been broken out for comparison purposes, since the period ended 2000 includes only one and a half months of Protein Solutions and no expenses for Aviv. The 2001 expenses are made up of $4,316,000 in general and administrative, $645,000 selling expense and $258,000 in engineering expenses.

Interest Expense

Interest expense increased to $247,000 for the period ended December 31, 2001, compared to $3,000 in 2000. This increase is due to higher borrowings and interest for 12 months in 2001 compared to one and one-half months in 2000.

Foreign Currency

The foreign currency adjustment for year ended December 31, 2001 was a loss of $33,000 compared to a gain of $2,000 for the same period last year. The loss was primarily due to the strengthening of the British Pound against the U.S. Dollar.

Net Loss from Continuing Operations

Net loss from continuing operations for the period ended December 31, 2001 was $2,476,000, compared to a net loss of $178,000 for the same period in 2000. Gross margin improvement of $1,928,000 was the result of a full year of the Protein Solutions products and the acquisition of the Aviv products, offset by higher operating expenses of $3,955,000, an increase in the currency loss of $35,000, an increase in interest expense of $244,000, and a decrease in tax expense of $8,000, as compared to the same period last year.

Net loss from discontinued operations

Net loss from discontinued operations for the period ended December 31, 2001 was $2,517,000, compared to a net profit of $269,000 for the same period in 2000.

Inherent in our business is the potential for inventory obsolescence for older products as we develop new products. Our development efforts generally enhance existing products or relate to new markets for existing technology. We do, however, continuously monitor our exposure relating to excess and obsolete inventory and establish reserves for any exposure.

Liquidity and Capital Resources

The Company has received and will receive cash from the sale of the rheology instruments and services business as follows: $15,300,000 was paid on January 15, 2003, $850,000 is due six months after January 15, 2003 and $850,000 is due one year after January 15, 2003. We used the initial cash proceeds received to pay off our senior credit facility with PNC Bank and vendor obligations, which were not assumed by the TA Instruments Division of Waters Corporation. In addition, we were required to make substantial payments at the closing of this transaction: (i) to the landlord of our Piscataway, New Jersey facilities in connection with a lease termination agreement; (ii) to repay, in part, certain obligations to Axess, our former controlling stockholder; (iii) to satisfy, in part, certain obligations owed to Andlinger Capital XXVI with respect to amounts provided as interim financing by Andlinger Capital XXVI; (iv) to pay certain other obligations to Andlinger Capital XXVI; and (v) to pay legal, accounting and other expenses incurred relative to the sale transaction. We made payments totaling $14,400,000 to satisfy these obligations.

We also have a liability under the lease for our Epsom facility in the United Kingdom. We believe that our maximum liability under the lease is $100,000.

Following the sale of our rheology instruments and services business, and the payment in full of all outstanding indebtedness thereunder, our senior credit facility with PNC Bank was terminated. We anticipate, however, that we will have negative cash flow in the second half of 2003 unless we obtain financing. If this occurs, the Company may approach Andlinger Capital XXVI and request a further delay of the redemption of all or a portion of the Series B Preferred Stock or pursue other alternatives. There can be no assurance, however, that Andlinger Capital XXVI would agree to such a deferral or that other alternatives sought by the Company will be successful.

To conserve cash and manage our liquidity, in 2002 we implemented expense reductions. For example, our employee headcount was 50 at June 30, 2002, which has been reduced to 38 at March 15, 2003. We will continue to assess our cost structure as it relates to our revenues and cash position in 2003, and we may make further reductions if the actions are deemed necessary.

We are currently seeking bank or similar financing on acceptable terms in order to obtain added flexibility for our operations, but there can be no assurance that we will be able to obtain such financing or that it will be available on terms acceptable to us. If we cannot obtain such financing, there can be no assurance that our operations will generate an adequate level of cash flow. Our long-term liquidity is contingent upon our consistently meeting our sales forecast and our continued improvement in the area of asset management, however, our customers are decreasing their capital spending activities and the sales trends in our industry have been decreasing over the past year. If we do not meet our sales forecasts or improve our asset management and we continue to experience a decline in orders due to the negative economy, there can be no assurance that we will be successful in maintaining an adequate level of cash resources. We are currently considering further reductions in headcount and may be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions.

Cash Flows from Operations

Net cash used in operating activities in the fiscal year ended December 31, 2002 was $482,000, compared to net cash used by operating activities of $2,229,000 in fiscal 2001, and net cash provided by operating activities of $1,682,000 in 2000. This is a decrease in net cash used in operating activities of $1,747,000 over the same period last year. The changes in cash flow in 2002 were comprised primarily of decreases in inventories of $3,280,000, decreases in accounts receivable of $3,687,000, an increase of $1,418,000 in accounts payable, and a decrease in other assets of $38,000. The positive cash flow from inventory, accounts receivable and accounts payable were the result of the Company aggressively managing these areas to maintain working capital through the sale of the rheology business. These inflows were offset by a decrease in accrued expenses of $101,000, an unrealized currency gain of $347,000, and a decrease in accrued restructuring of $794,000. The loss for the year was $5,378,000. This was accompanied by non-cash depreciation and amortization charges of $844,000, the recording of a deferred tax benefit of $3,400,000, $30,000 in amortization of previously issued options, and a loss on retirement of assets of $241,000.

Cash Flows from Investing

During the year ended December 31, 2002, the Company made capital expenditures of $118,000 as compared to $186,000 and $201,000 in 2001 and 2000, respectively.

Cash Flows from Financing

Net cash provided by financing activities for the twelve months ended December 31, 2002 was $379,000. This compares to net cash provided by financing activities of $2,626,000 in 2001 and net cash used in financing activities of $575,000 in 2000. During 2002, our borrowings against accounts receivables decreased by $607,000, our borrowings under line of credit agreements decreased by $217,000 and long term debt and lease obligations payments equaled $631,000. Offsetting these outflows were the proceeds we received from the issuance of Common Stock of $4,000, and $1,830,000 in net proceeds received from the issuance of Preferred Stock.

Contractual Obligations and Commercial Commitments

Our Company and subsidiaries are parties to various leases relating to office facilities, transportation vehicles, and certain other equipment (principally data processing). We are also obligated to make payments related to our long term borrowing. (See Notes 4, 5 and 9 of Notes to Consolidated Financial Statements.)

The minimum commitments under noncancellable leases consisted of the following at December 31, 2002:

   (in thousands)                                       Operating      Capital
                                             Year         Leases       Leases
                                             ----         ------       -------

                                             2003         $  158       $   15
                                             2004              2           15
                                             2005              1           16
                                                          ------       -------

       Total minimum lease payments                       $  161           46
                                                          ======
        Less amounts representing interest                                  7
                                                                       ------
       Total lease obligation                                              39
       Less current maturities                                             11
                                                                       ------
       Long-term lease obligation                                      $   28
                                                                       ======

The cash flows of principal repayments of long term debt obligations (including Axess debt) consisted of the following at December 31, 2002:

   (in thousands)                                        Long-term
                                Year                        Debt
                                ----                     ---------

                                2003                     $   4,131
                                2004                         2,016
                                2005                            14
                                                         ---------

         Total principal payments long-term debt         $   6,161
                                                         =========

On February 23, 1996, we entered into a sale/leaseback arrangement whereby we sold our corporate headquarters and main manufacturing facility, and the 19 acres of real property on which the facility is located in Piscataway, NJ (the facility and the real estate being referred to herein as the "Facility") for $6,300,000. Simultaneously with this sale, we entered into a long-term lease of the Facility from the new owner. The initial term of the lease was 15 years (expiring in 2011), subject to five-year extensions through 2026.

At December 31, 2002 we were leasing the Facility. In connection with the sale of our rheology instruments and services business in January 2003, however, we entered into a lease termination agreement with the owner of the Facility under which our lease now expires in January 2004. The lease termination agreement also requires us to pay the owner $3,000,000: (i) $2,250,000 of which we paid in January 2003; (ii) $500,000 of which is to be paid at the release of the first escrow payment under the terms of the sale of the rheology instruments and services business; and (iii) $250,000 of which is to be paid at the release of the second escrow payment under the terms of the sale of the rheology instruments and services business.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets."("SFAS 142"). Under these new Standards the FASB eliminated accounting for any mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted SFAS 142 for 2002.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets and intangibles with a definite life. SFAS 144 requires the Company to review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company adopted SFAS 144 in 2002.

In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is evaluating the effect of the adoption of SFAS 146 and does not expect the adoption of SFAS 146 to have a material impact, if any, on the Company's consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to inventory reserves and the allowance for doubtful accounts. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Inventory Reserves

The Company continuously monitors its exposure relating to excess and obsolete inventory and we establish reserves for any exposure that may be required. Factors considered in evaluating the reserves include product changes, usage, technology changes, shifts in sales patterns and quantities on hand. An estimate is made of the market value, less costs to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers or other parties failure to make payments on a trade receivable due to the Company. The estimates for the allowance and discounts are based on a number of factors, including: (1) historical experience; (2) aging of the trade accounts receivable; (3) specific information obtained by the Company on the financial condition and current credit worthiness of customers or other parties; and (4) specific agreements or negotiated amounts with customers.

If the financial condition on the Company's customers were to deteriorate and reduce the ability of the Company's customers to make payments on their accounts, the Company may be required to increase its allowances by recording additional bad debt expense. Likewise, should the financial condition of the Company's customers or other parties improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse recorded allowances.

Impairment of Long-lived Assets

The Company reviews long-lived assets and intangible assets with a definite life for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable.

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

Revenue Recognition

Product sales are recorded upon shipment, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured, and there are no significant obligations. Maintenance agreement revenue is recorded on a straight-line basis over the terms of the respective agreements. Other service revenue is recorded as services are performed. We accrue for expected warranty cost on product sales.

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

Item 8.  Financial Statements and Financial Statements Schedule

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of Proterion Corporation


         We have audited the accompanying consolidated balance sheets of Proterion Corporation (formerly Rheometric Scientific, Inc.) and Subsidiaries as of December 31, 2002 and 2001, and the consolidated statements of operations, shareholders' equity/(deficiency) and comprehensive income (loss), and cash flows and the related Schedule II for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proterion Corporation (formerly Rheometric Scientific, Inc.) and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         In addition, in our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        /s/ MAHONEY COHEN & COMPANY, CPA, P.C.


New York, New York
March 17, 2003

                     PROTERION CORPORATION AND SUBSIDIARIES
                     (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
                    CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
 Assets (in thousands)                                                             2002            2001
                                                                                 --------        --------
Current Assets
 Cash                                                                            $    710        $    696
 Receivables - less allowance for doubtful accounts of $13
   and $178 at December 31, 2002 and 2001                                             677           8,668
 Inventories, net
   Finished goods                                                                     100           2,558
   Work-in-process                                                                    307           1,154
   Assembled components, materials and parts                                          540           4,455
                                                                                 --------        --------
       Total Inventory                                                                947           8,167
Deferred tax asset                                                                  3,400              --
 Prepaid expenses and other current assets                                            597             558
 Assets held for sale                                                               8,899              --
                                                                                 --------        --------

  Total current assets                                                             15,230          18,089
                                                                                 --------        --------
 Property, plant and equipment                                                        658           7,631
 Less accumulated depreciation and amortization                                       280           2,689
                                                                                 --------        --------
 Property, plant and equipment, net                                                   378           4,942
                                                                                 --------        --------
Assets held for sale and disposal                                                   4,338             582
Goodwill                                                                            5,609           5,358
Patents                                                                               121              --
Other assets                                                                          494             658
                                                                                 --------        --------

  Total Assets                                                                   $ 26,170        $ 29,629
                                                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
 Short-term bank borrowings                                                      $  8,700        $  8,919
 Current maturities of long-term debt                                               3,631             751
 Current maturities affiliate debt                                                    500             150
 Accounts payable                                                                   2,294           4,229
 Borrowings against accounts receivable                                                --             923
 Accrued restructuring                                                                 40             794
 Accrued liabilities                                                                1,900           4,026
Liabilities to be transferred                                                       6,466              --
                                                                                 --------        --------
  Total current liabilities                                                        23,531          19,792
                                                                                 --------        --------
Long-term debt                                                                      1,752           5,319
Long-term debt - affiliate                                                            250             600
Other long-term liabilities                                                            28             122
                                                                                 --------        --------

  Total liabilities                                                                25,561          25,833
                                                                                 --------        --------
Commitments and Contingencies (Note 8)

Redeemable Preferred Stock                                                          2,105              --
                                                                                 --------        --------
Shareholders' Equity
Common Stock, par value of $.01,
 Authorized 49,000 shares; issued 27,726
  at December 31, 2002 and 27,715 at December 31,2001                                 277             277
 Additional paid-in capital                                                        37,096          37,337
 Treasury Stock, at cost, 2,800 shares at December 31, 2002 and 2001                   --              --
 Accumulated deficit                                                              (39,109)        (33,731)
 Accumulated other comprehensive income\(loss)                                        240             (87)
                                                                                 --------        --------
  Total Shareholders' Equity\(deficiency)                                          (1,496)          3,796
                                                                                 --------        --------
  Total Liabilities and Shareholders' Equity/(deficiency)                        $ 26,170        $ 29,629
                                                                                 ========        ========
See Notes to Consolidated Financial Statements.


                     PROTERION CORPORATION AND SUBSIDIARIES
                     (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
                                                                       Year Ended December 31,
                                                          2002                  2001               2000
                                                        --------             --------            --------

Sales                                                   $  4,934             $  5,730            $    480

Cost of sales                                              4,051                3,610                 288
                                                        --------             --------            --------

 Gross profit                                                883                2,120                 192
                                                        --------             --------            --------

Marketing and selling expenses                               520                  645                  89
Engineering expenses                                         255                  258
General and administrative expenses                        4,252                3,413                 272
                                                        --------             --------            --------
                                                           5,027                4,316                 361
                                                        --------             --------            --------

Operating loss                                            (4,144)              (2,196)               (169)

Interest expense                                            (222)                (227)                 (1)
Interest expense - affiliate                                 (10)                 (20)                 (2)
Foreign currency (loss)/gain                                 (67)                 (33)                  2
                                                        --------             --------            --------

Loss before income tax benefit\(expense)                  (4,443)              (2,476)               (170)
Income tax benefit\(expense)                                  81                   --                  (8)
                                                        --------             --------            --------
Loss from continuing
  operations                                              (4,362)              (2,476)               (178)
(Loss)\income from discontinued
  Operations, net of income tax
  benefit/(expense) of $3,393 in
  2002, $(5) in 2001 and $0 on 2000                       (1,016)              (2,517)                269
                                                        --------             --------            --------
Net (loss)/income                                         (5,378)              (4,993)                 91

Increase in redemption value of preferred stock             (105)                  --                  --
                                                        --------             --------            --------
Net loss available to common shareholders               $ (5,483)            $ (4,993)           $     91
                                                        ========             ========            ========

Loss per share from
  continuing operations
  Basic                                                 $  (0.18)            $  (0.10)           $  (0.01)
                                                        ========             ========            ========
  Diluted                                               $  (0.18)            $  (0.10)           $  (0.01)
                                                        ========             ========            ========
(Loss)/income per share from
  discontinued operations
  Basic                                                 $  (0.04)            $  (0.11)           $   0.01
                                                        ========             ========            ========
  Diluted                                               $  (0.04)            $  (0.11)           $   0.01
                                                        ========             ========            ========
Net (loss)/income per share
  Basic                                                 $  (0.22)            $  (0.21)           $   0.00
                                                        ========             ========            ========
  Diluted                                               $  (0.22)            $  (0.21)           $   0.00
                                                        ========             ========            ========
Average number of shares outstanding
  Basic                                                   24,924               23,963              18,937
                                                        ========             ========            ========
  Diluted                                                 24,924               23,963              22,959
                                                        ========             ========            ========

See Notes to Consolidated Financial Statements.


                     PROTERION CORPORATION AND SUBSIDIARIES
                     (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                                                Year Ended December 31,
                                                                                        2002            2001           2000
                                                                                      -------         -------         -------
Cash Flows from Operating Activities:
Net (loss)/income                                                                     $(5,378)        $(4,993)        $    91
Adjustments to reconcile net income/(loss) to net cash
  (used in)/provided by operating activities:
  Depreciation and amortization of plant and equipment                                    816             834             829
  Amortization of goodwill                                                                 --             105               7

  Provision for slow moving inventory                                                      --             452              --
Deferred tax benefit                                                                   (3,400)             --              --
  Amortization of intangibles                                                              28              41             163
  Loss on retirement of property, plant and equipment                                     241              27              --
  Amortization of options issued as compensation                                           30              10              --
  Restructuring reserve (includes inventory reserve of $702 in 2001)
                                                                                         (754)          1,496              --
  Unrealized currency loss/(gain)                                                        (347)            520             458
Changes in assets and liabilities (net of effect of PSI
  Acquisition in 2000 and Aviv in 2001):

  Receivables                                                                           3,687           1,414             571
  Inventories                                                                           3,280          (2,103)           (261)
  Prepaid expenses and other current assets                                              (101)            348            (146)
  Accounts payable and accrued liabilities                                              1,378            (434)            248
  Other assets                                                                             38              94            (326)
  Other non-current liabilities                                                            --             (40)             48
                                                                                      -------         -------         -------
Net cash (used in)/ provided by operating activities                                     (482)         (2,229)          1,682

Cash Flows from Investing Activities:

  Aviv acquisition costs net of cash acquired ($327) in 2001                               --            (177)             --
  PSI acquisition costs                                                                    --             (50)           (385)
  Purchases of property, plant and equipment                                             (118)           (186)           (201)
                                                                                      -------         -------         -------
Net cash used in investing activities                                                    (118)           (413)           (586)

Cash Flows from Financing Activities:

  Net borrowing from/(repayments of) line of credit                                      (217)          2,290           1,775
  (Repayments)/borrowings against accounts receivable - net                              (607)            631            (594)
  Proceeds from long-term debt                                                             --             300           1,500
  Repayment of long-term debt/lease obligation                                           (631)           (641)           (419)
  Repayment of long-term debt affiliate                                                    --             (50)         (3,500)
  Proceeds from issuance of common stock, net of Issuance costs                             4              96             875
  Proceeds from warrants exercised                                                         --              --           1,000
  Proceeds from issuance of preferred stock, net of issuance cost                        1830              --              --
  Repayment of Mettler liability                                                           --              --          (1,212)
                                                                                      -------         -------         -------
Net cash provided by/(used in) financing activities                                       379           2,626            (575)

Effect of Exchange Rate Changes on Cash                                                   235             (74)             --
                                                                                      -------         -------         -------

Net (decrease)/increase in cash                                                            14             (90)            521
Cash at beginning of year                                                                 696             786             265
                                                                                      -------         -------         -------
Cash at end of year                                                                   $   710         $   696         $   786
                                                                                      =======         =======         =======

See Notes to Consolidated Financial Statements.


                     PROTERION CORPORATION AND SUBSIDIARIES
                     (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY\(DEFICIENCY)
                         AND COMPREHENSIVE INCOME/(LOSS)


     (in thousands)                                                                                     Accumulated      Total
                                                            Additional                                     Other      Shareholders'
                                         Common Stock        Paid-In     Treasury Stock    Accumulated Comprehensive     Equity/
                                         ------------                    --------------
                                      Shares      Amount     Capital    Shares    Amount     Deficit   Income/(Loss)   (Deficiency)
                                      ------       -----     -------     ------   ------     -------   ------------    ------------
Balance at December 31, 1999          13,162    $    132    $ 25,571        --       --    $(28,829)   $    139         $ (2,987)
Net income                                            --          --        --       --          91          --               91
Currency translation adjustment           --          --          --        --       --          --         (65)             (65)
                                                                                                                        --------
Comprehensive income                      --          --          --        --       --          --          --               26
                                                                                                                        --------
Axess indebtedness contributed
  to capital                              --          --       3,727        --       --          --          --            3,727
Common Stock issued to
  Andlinger Capital XXVI
  net of offering costs               10,606         106         769        --       --          --          --              875
Exercise of stock warrants             1,268          13         987        --       --          --          --            1,000
Treasury stock                                        --          --     2,800       --          --          --               --
Common Stock issued pursuant
  to Protein Solutions Acquisition       680           6       2,194        --       --          --          --            2,200
                                      ------    --------    --------     -----      ---    --------    --------         --------
Balance at December 31, 2000          24,716    $    257    $ 33,248     2,800       --    $(28,738)   $     74         $  4,841
Net loss                                  --          --          --        --       --      (4,993)         --           (4,993)
Currency translation adjustment           --          --          --        --       --          --        (161)            (161)
                                                                                                                        --------
Comprehensive loss                        --          --          --        --       --          --          --           (5,154)
                                                                                                                        --------
Common Stock issued pursuant             806           8       2,732        --       --          --          --            2,740
   to Aviv Acquisition

Conversion of preferred stock          1,000          10         990        --       --          --          --            1,000
Axess conversion debt to equity           66           1         262        --       --          --          --              263
Options exercised                        127           1          95        --       --          --          --               96
Fair Value of options granted             --          --          10        --       --          --          --               10
                                      ------    --------    --------     -----      ---    --------    --------         --------
Balance at December 31, 2001          27,715    $    277    $ 37,337     2,800       --    $(33,731)   $    (87)        $  3,796
Net loss                                  --          --          --        --       --      (5,378)         --           (5,378)
Currency translation adjustment           --          --          --        --       --          --         327              327
                                                                                                                        --------
Comprehensive loss                                                                                                        (5,051)
                                                                                                                        --------
Options exercised                         11          --           4        --       --          --          --                4
Preferred Stock issuance costs            --          --        (170)       --       --          --          --             (170)
Increase in redemption value of
preferred stock                           --          --        (105)       --       --          --          --             (105)
Amortization of prior year options        --          --          30        --       --          --          --               30
                                      ------    --------    --------     -----      ---    --------    --------         --------
Balance at December 31, 2002          27,726    $    277    $ 37,096     2,800       --    $(39,109)   $    240         $ (1,496)
                                      ======    ========    ========     =====     ====    ========    ========         ========

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.       Summary of Significant Accounting Policies

Principles of Consolidation and Operations

The consolidated financial statements include the accounts of Proterion Corporation (formerly Rheometric Scientific, Inc.) and its wholly-owned subsidiaries (referred to as "Proterion", the "Company" or "we"). All significant intercompany balances and transactions have been eliminated in consolidation.

On March 6, 2000, pursuant to a securities purchase agreement, dated as of February 17, 2000, among the Company, Axess Corporation ("Axess") and Andlinger Capital XXVI LLC ("Andlinger Capital XXVI"), as amended (the "Purchase Agreement") and certain related agreements, Andlinger Capital XXVI purchased:
(i) 10,606,000 shares of our newly issued common stock (the "Investor Shares") and (ii) warrants to purchase (x) an additional 2,000,000 shares of Common Stock at an exercise price of $1.00 per share, exercisable at any time prior to March 6, 2007 (the "Investor A Warrants") and (y) an additional 4,000,000 shares of our Common Stock at an exercise price of $3.00 per share, exercisable at any time prior to March 6, 2003 (the "Investor B Warrants," and collectively with the Investor A Warrants, the "Investor Warrants"), for the aggregate consideration of $1,825,000 (the "Purchase Price"). Prior to the purchase by Andlinger Capital XXVI of the Investor Shares and the Investor Warrants, Axess agreed to contribute 2,800,000 shares of Common Stock to the Company. As a result of these transactions, Andlinger Capital XXVI became our controlling stockholder.

The Company designs, manufactures, markets, and services computer-controlled life sciences instrumentation in the areas of particle sizing and biomolecular characterization for use in material and product research and development.

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

Revenue Recognition

Product sales are recorded upon shipment, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured, and there are no significant obligations. Maintenance agreement revenue is recorded on a straight-line basis over the terms of the respective agreements. Other service revenue is recorded as services are performed. We accrue for expected warranty cost on product sales. Service revenue from continuing operations was nominal for 2002, 2001 and 2000. Deferred revenue from continuing operations related to maintenance agreements amounted to $109,000 and $7,000 at December 31, 2002 and 2001, respectively, and is included in accrued liabilities on the consolidated balance sheet. Deferred revenue for the rheology instruments and service business is included in liabilities transferred on the consolidated balance sheet.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market. As of December 31, 2002 and 2001, the Company had a reserve of approximately $104,000 and $3,090,000, respectively, for excess and obsolete inventory. Included in the obsolescence reserve in 2001 is $702,000 relating to the restructuring provision booked in the fourth quarter of 2001. (See Note 11.) We continuously monitor our exposure relating to excess and obsolete inventory and establish reserves for any exposure.

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

The estimated useful lives for each class of fixed assets are as follows:

Assets under direct
   financing lease             15  years      Transportation equipment             3-5  years
Machinery and equipment        5-8 years      Leasehold improvements                 5  years
Office equipment               5-8  years     Assets under capital lease             5  years

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

No provision has been made for U.S. income taxes which would be payable if undistributed earnings of approximately $314,000 as of December 31, 2002 of foreign subsidiaries were distributed to the Company in the form of dividends, since it is management's intention to permanently reinvest such earnings in the related foreign operations.

Goodwill

Prior to 2002, goodwill was being amortized using the straight-line method over 40 years. Commencing January 1, 2002 as a result of adopting SFAS 142, goodwill is no longer being amortized, but is reviewed for impairment at least annually. (See "Accounting for the Impairment of Long-Lived Assets.") Goodwill amortization for the years ended December 31, 2001 and 2000 totaled $105,000 and $7,000, respectively. If SFAS 142 had been in effect for the 12 months ended December 31, 2001 and 2000 net loss would have decreased by $105,000 and net income would have increased by $7,000, respectively. The per share impact would have been less than $.01 per share in each year.

Patents

Patents are amortized by the straight-line method over their respective useful lives.

Deferred Financing Costs

Deferred financing costs are amortized over the life of the loan. The unamortized balance of deferred financing costs at December 31, 2002 and 2001 was $39,000 and $188,000, respectively. Deferred financing costs are included in other assets in the Consolidated Balance Sheet.

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

Net cash used in operating activities for the year ended December 31, 2002 and net cash provided by operating activities for the years ended December 31, 2001 and 2000 reflects cash payments for interest of $926,000, $1,365,000 and $1,301,000, respectively, and income taxes of $5,000, $7,000 and $194,000, respectively. The bad debt expense for the years ended December 31, 2002, 2001 and 2000 was $157,000, $47,000, and $22,000, respectively.

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

In 2002, the Company sold property, plant and equipment for net proceeds of $140,000. The proceeds from these sales were used to pay down indebtedness.

Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments as of December 31, 2002 and 2001 approximates the carrying amounts.

Concentration of Credit Risk

The Company's product line is sold worldwide, principally to large corporations, research, and educational and governmental institutions. The Company does not require collateral from its customers. The accounts receivable are spread among a number of customers and are geographically dispersed such that in management's opinion credit risk is minimized.

Accounting for the Impairment or Disposal of Long-Lived Assets

Financial Accounting Standards Board Statement of Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for the Disposal of Long-Lived Assets" requires companies to review their long-lived assets and intangibles with a definite life for impairment whenever events or changes in circumstances indicate that the carrying value of a such assets may not be recoverable.

Earnings (Loss) Per Share

The Company calculates net income per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to calculate basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of stock options, warrants, and convertible securities.

The following table sets forth the computation of diluted earnings per share for the year ended December 31, 2000:

(dollars in thousands except per share data)
Net income available to Common
           Stockholders                                       $   91
                                                              ------
Denominator for basic earnings per share:
     Weighted average:
           Common shares outstanding 18,937
Effect of dilutive securities:
     Preferred Stock                                             833
     Stock options                                               381
     Warrants                                                  2,808
                                                              ------
Denominator for diluted earnings per share                    22,959
                                                              ------

Diluted earnings per share                                    $ 0.00
                                                              ------

For the years ended December 31, 2002 and 2001 Common Stock equivalents were anti-dilutive.

On May 26, 2000 the Company changed its authorized number of shares of Common Stock from 20,000,000 to 49,000,000 and adjusted the par values from no par with a stated value of $.001 to par value of $.01. The Company's financial statements give effect to the change in the par value for all years presented.

Reclassifications

Certain amounts reported on the 2001 financial statements have been reclassified to conform with the 2002 presentation, principally relating to assets held for sale and disposal and the segregation of continuing and discontinued operations.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets."("SFAS 142") Under these new Standards the FASB eliminated accounting for any mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted SFAS 142 for 2002.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets." which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets and intangibles with a definite life. SFAS 144 requires the Company to review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company adopted SFAS 144 in 2002.

In June 2002, the FASB issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is evaluating the effect of the adoption of SFAS 146 and does not expect the adoption of SFAS 146 to have a material impact, if any, on the Company's consolidated financial statements.

2.  Sale of the Rheology Instruments and Services Business

On January 15, 2003, we completed the sale of our rheology instruments and services business to the TA Instruments Division of Waters Corporation, for consideration of $17 million in cash and the assumption of $6 million of accounts payable, and accrued expenses, plus certain other specified obligations. $15.3 million was paid at closing and the purchaser is obligated to pay us $850,000 six months after closing and $850,000 one year after closing. The "Rheometric Scientific" and "Rheometrics" names were included in the sale. We used the proceeds from this sale, in part, to retire all of our bank debt, which amounted to approximately $9,600,000, and to discharge certain other obligations. We are using the remaining proceeds to provide interim working capital. As part of this transaction, we changed our name from Rheometric Scientific, Inc. to Proterion Corporation, which represents the Company's life sciences business.

The assets and liabilities transferred as of January 15, 2003 are included in assets held for sale and liabilities transferred, respectively, on the Balance Sheet. The details of these items as of December 31, 2002 are presented below.

  Assets held for sale and disposal                        December 31, 2002
                                                                (000s)

  Current Assets

  Net accounts receivable                                      $ 4,754

  Inventory                                                      4,065

  Other assets                                                      80
                                                               -------
       Total current assets                                    $ 8,899
                                                               =======

  Long-lived fixed assets
       Assets to be sold to TA Waters less accumulated
           depreciation of $8,912                                  433
       Assets under direct financing lease to be disposed
           less accumulated depreciation of $2,949               3,905
                                                               -------
  Total long-lived fixed assets                                $ 4,338
                                                               =======

  Liabilities transferred
  Accounts payable and accrued expenses                        $ 6,000
  Discounted accounts receivable                                   380
  Capitalized lease                                                 86
                                                               -------
       Total liabilities transferred                           $ 6,466
                                                               =======

Discontinued Operations

The results of operations of the rheology instruments and services business have been shown as discontinued operations.

Summarized financial information is as follows:

                                                              Year Ended December 31,
                                                              -----------------------
                                              2002                     2001                   2000
                                            --------                --------                --------
Sales                                       $ 21,316                $ 25,583                $ 29,382
Cost of sales                                 14,384                  14,575                  15,412
                                            --------                --------                --------
Gross margin                                   6,932                  11,008                  13,970
Operating expenses                            10,310                  11,907                  11,776
                                            --------                --------                --------
(Loss)\income from operations                 (3,378)                   (899)                  2,194
Interest                                        (979)                 (1,128)                 (1,305)
Foreign currency loss                            (52)                   (485)                   (620)
Income tax (expense)\benefit                   3,393                       5                      --
                                            --------                --------                --------
Net (loss)\income                           $ (1,016)               $ (2,517)               $    269
                                            ========                ========                ========


The following unaudited pro forma condensed balance sheet was prepared to give effect of the January 15, 2003 sale of the rheology instruments and services business and lease termination (See Note 5):


                PRO-FORMA CONSOLIDATED BALANCE SHEET (UNAUDITED)
                ------------------------------------------------
                                 (in thousands)

                                                                                   Assets
                                                                                 transferred                    Lease
                                                                                   to TA         Use of        termi-
                                                                    Historical    Waters(a)     Proceeds      nation (b)     Total
                                                                    ----------    ---------     --------      ----------    -------
Assets
Current Assets
 Cash                                                               $    710      $ 15,300      $(12,303)     $ (2,276)     $  1,431
 Receivables                                                             677            --            --            --           677
Inventory                                                                947            --            --            --           947
Deferred tax asset                                                     3,400        (3,400)           --            --            --
Prepaid expenses and other current assets                                597            --            --            --           597
Assets held for sale                                                   8,899        (8,899)           --            --            --
Cash in escrow                                                            --           850            --            --           850
                                                                    --------      --------      --------      --------      --------
Total current assets                                                  15,230         3,851       (12,303)       (2,276)        4,502
                                                                    --------      --------      --------      --------      --------

Property, plant and equipment, net                                       378            --            --            --           378
Assets held for sale and disposal                                      4,338          (432)           --        (3,906)           --
Goodwill                                                               5,609            --            --            --         5,609
Patents                                                                  121            --            --            --           121
Cash in escrow                                                            --           850            --            --           850
                                                                                                                            --------
Other assets                                                             494            --            --            --           494
                                                                    --------      --------      --------      --------      --------
  Total Assets                                                      $ 26,170      $  4,269      $(12,303)     $ (6,182)     $ 11,954
                                                                    ========      ========      ========      ========      ========

LIABILITIES AND SHAREHOLDERS'
EQUITY\(DEFICIENCY)

Current Liabilities
Bank borrowing                                                      $  8,700                    $ (8,700)
 Current maturities of long-term debt                                  3,631            --          (845)     $ (2,286)     $    500
 Current maturities affiliate debt                                       500            --          (250)           --           250
 Accounts payable                                                      2,294            --        (1,241)           --         1,053
 Accrued liabilities                                                   1,940           900          (600)           --         2,240
 Liabilities to be transferred                                         6,466        (6,466)           --            --            --
                                                                    --------      --------      --------      --------      --------
  Total current liabilities                                           23,531        (5,566)      (11,636)       (2,286)        4,043

Long-term debt                                                         1,752            --            --        (1,502)          250
Long-term debt - affiliate                                               250            --            --            --           250
Other long-term liabilities                                               28            --            --            --            28
                                                                    --------      --------      --------      --------      --------

  Total Liabilities                                                   25,561        (5,566)      (11,636)       (3,788)        4,571
Redeemable Preferred Stock                                             2,105            --          (667)           --         1,438
                                                                    --------      --------      --------      --------      --------
  Total Shareholders' Equity                                          (1,496)        9,835            --        (2,394)        5,945
                                                                    --------      --------      --------      --------      --------
  Total Liabilities and Shareholders' Equity(a)(b)                  $ 26,170      $  4,269      $(12,303)     $ (6,182)     $ 11,954
                                                                    ========      ========      ========      ========      ========

             (a) This represents the sale of certain assets and the assumption of certain liabilities, net of income tax. See first paragraph of this footnote.
             (b) See Note 5.

3.  Property, Plant and Equipment

Property, plant and equipment as of December 31 consisted of the following:

                                              2002                2001
                                          ---------            --------

Machinery and equipment                     384,000             647,000
Office equipment                            274,000             219,000
                                          ---------            --------
                                          $ 658,000            $866,000
                                          =========            ========

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

Simultaneously with this sale, the Company entered into a long-term lease of the Facility from the new owner. The initial term of the lease is 15 years, subject to five-year extensions through 2026.

In connection with the sale of our rheology instruments and services business, we entered into a lease termination agreement with the owner of the Facility under our lease. The lease termination agreement requires us to pay the landlord $3,000,000: (i) $2,250,000 of which we paid in January 2003; (ii) $500,000 of which is to be paid at the release of the first escrow payment under the terms of the sale of the rheology instruments and services business; and (iii) $250,000 of which is to be paid at the release of the second escrow payment under the terms of the sale of the rheology instruments and services business. The lease termination agreement also provides that the owner's existing warrants for 464,160 shares of Common Stock be reduced from $0.37 per share to $0.01 per share and for us to issue 650,000 newly issued shares of Common Stock to the landlord at closing. (See Note 4. "Long-Term Debt and Short-Term Borrowings.")

The net book value of such assets under direct financing lease in the amount of $3,905,000 and $4,242,000 at December 31, 2002 and 2001, respectively, has been included in assets held for sale and disposal in the accompanying consolidated balance sheets. (See Note 2.)

Property, Plant and Equipment sold to the TA Instruments Division of Waters Corporation in January 2003 with a net book value of $433,000 and $541,000 at December 31, 2002 and 2001, respectively, has been included in assets held for sale and disposal in the accompanying consolidated balance sheets. (See Note 2.)

4.       Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31 consisted of the following:

                                                            2002                 2001
                                                            ----                 ----
Obligation under sale/leaseback payable through
February 2011, with interest imputed at a rate
of 13.9% for 2002 and 2001 (a)                          $  4,503,000         $  4,571,000

Term loan payable through March 2003. Loan bears
 interest at prime plus 1.5% (5.75% at December
 31, 2002 and 6.25% at December 31, 2001) (b)                675,000              975,000

Obligations under capital leases payable
2002 through 2005 with interest imputed at
rates from 8.5% to 13.3%                                      39,000              255,000

Term loan payable through June 2005. Loan bears
interest at prime plus 1.5% (5.75% at December
31, 2002 and 6.25% at December 31, 2001)  (b)                194,000              269,000
                                                        ------------         ------------
                                                           5,411,000            6,070,000
Less current maturities                                    3,631,000              751,000
                                                        ------------         ------------
                                                        $  1,780,000         $  5,319,000
                                                        ============         ============

(a) In connection with the sale of our rheology instruments and services business, we entered into a lease termination agreement with the owner of the Facility under our lease. The lease termination agreement requires us to pay the landlord $3,000,000: (i) $2,250,000 of which we paid in January 2003; (ii) $500,000 of which is to be paid at the release of the first escrow payment under the terms of the sale of the rheology instruments and services business; and
(iii) $250,000 of which is to be paid at the release of the second escrow payment under the terms of the sale of the rheology instruments and services business. Payments due within the next 12 months, are classified as short-term.

(b) In connection with the sale of the rheology instruments and services business on January 15, 2003, the two term loans payable were paid in full.

Following are the annual maturities of long-term debt (in thousands): 2003 $3,631; 2004 $1,766; 2005 $14.

Short-Term Borrowings

At December 31, 2002, the Company had total borrowings under its working capital credit facility of $8,700,000 with remaining availability of approximately $200,000. The weighted-average interest rate on short-term debt outstanding was 5.2% and 6.7% as of December 31, 2002 and 2001, respectively. The credit facility is collaterized by substantially all of the Company's assets.

On January 15, 2003 in connection with the sale of the rheology instruments and services business the entire working capital credit facility was paid in full.

5.       Long-Term Debt - Affiliate

Long-term debt - affiliate as of December 31 consisted of the following:

                                                                     2002                  2001
                                                                     ----                  ----


         Subordinated promissory note with interest at 6%          $750,000              $750,000


On September 28, 2001 Axess converted $200,000 of the principal balance along with $63,000 of interest relating to the period March 1, 2001 to March 1, 2002 into 65,762 shares of the Company's Common Stock. As a result, the Company and Axess executed an amended and restated subordinated promissory note for the remaining amount of $750,000 payable upon the sale of one of the Company's product lines. In the absence of this sale, repayment was to begin on June 30, 2002 in the amount of $50,000 per quarter plus accrued interest on the unpaid balance at a rate of 6% per annum. Interest began to accrue as of April 1, 2002. The entire unpaid principal and interest balance is due and payable on February 28, 2006.

Immediately prior to the sale of our rheology instruments and services business, we owed Axess $787,000 (including accrued interest) under the term of the subordinated promissory note. On January 15, 2003, at the closing of the sale, we amended this note and agreed to pay Axess: (i) $287,000 at the closing; (ii) $250,000 upon the six-month anniversary of the closing; (iii) $250,000 upon the twelve month anniversary of the closing; and (iv) interest on the outstanding principal amount on a monthly basis until the note's maturity date.

6.       Income Taxes

The components of deferred tax assets and liabilities for both continuing and discontinued operations as of December 31 consisted of the following:

                                                                       2002                      2001
                                                                       ----                      ----
         Inventory reserves, inventory capitalization and
            intercompany profit in inventory                     $    887,000              $    843,000
         Other                                                        459,000                   453,000
         Restructuring expense                                         14,000                   387,000
         Net operating loss carryforwards                          13,529,000                 9,873,000
         Research and development and other tax
            credit carryforwards                                    1,002,000                 1,002,000
                                                                   ----------                ----------
         Gross deferred tax assets                                 15,891,000                12,558,000
         Gross deferred tax liabilities                                (4,000)                  (16,000)
                                                                   ----------                ----------

         Net deferred tax asset before valuation
            allowance                                              15,887,000                12,542,000
         Valuation allowance on deferred tax assets               (12,487,000)              (12,542,000)
                                                                 ------------              ------------
         Net deferred tax asset                                  $  3,400,000              $         --
                                                                 ============              ============

A valuation allowance is established when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

At December 31, 2002, the Company had federal net operating loss carryforwards for income tax purposes of approximately $18,958,000 that expire through 2022, state net operating losses of approximately $13,245,000 that expire through 2012, and foreign loss carryforwards of approximately $6,985,000, a portion of which may be carried forward indefinitely. The Company also has other tax credit carryforwards aggregating approximately $1,002,000 at December 31, 2001, which expire through 2011.

A change in ownership resulting from the Company's August 21, 1992 sale of Common Stock and a subordinated convertible debenture has resulted in a limitation on future annual utilization of domestic tax credits and net operating losses, pursuant to Internal Revenue Code Sections 382 and 383.

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

Income/(loss) before income taxes as of December 31 consisted of the following:

                                         2002                         2001                          2000
                                         ----                         -----                         ----
Domestic                          $  (6,254,000)                $  (3,068,000)                  $  55,000
Foreign                              (2,598,000)                   (1,920,000)                     45,000
                                  -------------                 -------------                   ---------
                                  $  (8,852,000)                $  (4,988,000)                  $ 100,000
                                  =============                 =============                   =========


The components of income tax expense (benefit) for the years ended December 31 consisted of the following:

                                                       2002             2001            2000
                                                       ----            -----            ----
     Continuing Operations
         Federal:
              Current                                    --               --     $        --
              Deferred                                   --               --              --
                                                -----------      -----------     -----------
                                                         --               --              --
                                                -----------      -----------     -----------
         Foreign:
               Current                              (81,000)              --           4,000
               Deferred                                  --               --              --
                                                -----------      -----------     -----------
                                                    (81,000)              --           4,000
                                                -----------      -----------     -----------
         State:
              Current                                    --               --           4,000
              Deferred                                   --               --              --
                                                -----------      -----------     -----------
                                                         --               --           4,000
                                                -----------      -----------     -----------
                                                $   (81,000)     $        --     $     8,000
                                                ===========      ===========     ===========

                                                       2002             2001            2000
                                                       ----            -----            ----
     Discontinued Operations
         Federal:
              Current                                    --               --     $        --
              Deferred                           (3,400,000)              --              --
                                                -----------      -----------     -----------
                                                 (3,400,000)              --              --
                                                -----------      -----------     -----------
         Foreign:
               Current                                5,000            4,000              --
               Deferred                                  --               --              --
                                                -----------      -----------     -----------
                                                      5,000            4,000              --
                                                -----------      -----------     -----------
         State:
              Current                                 2,000            1,000              --
              Deferred                                   --               --              --
                                                -----------      -----------     -----------
                                                      2,000            1,000              --
                                                -----------      -----------     -----------
                                                $(3,393,000)     $     5,000     $        --
                                                ===========      ===========     ===========
         Total Continuing
         and Discontinued
         Operations                             $(3,474,000)     $     5,000     $     8,000
                                                ===========      ===========     ===========

 Company's effective tax rate varies from the statutory federal tax rate (applied to both continuing and discontinued operations) as of December 31 as a result of the following:

                                                         2002              2001             2000
                                                         ----              ----             ----
Computed statutory income
  tax (benefit)                                  $(3,010,000)            $(1,696,000)       $  34,000

State income taxes, net of Federal
  tax benefit                                          2,000                   1,000            4,000
Foreign taxes in excess of/(less than)
statutory rate                                       807,000                 649,000          (11,000)
Utilization of net operating losses               (1,042,000)                     --          (19,000)
Benefit of loss carryforwards not
  recognized                                              --                 631,000               --
Effect of temporary differences                     (254,000)                821,000               --
Permanent differences                                 23,000                (388,000)              --
Other                                                     --                 (13,000)              --
                                                 -----------             -----------        ---------
                                                 $(3,474,000)            $     5,000        $   8,000
                                                 ===========             ===========        =========

7.       Capital Stock and Stock Option and Incentive Plans

The Company has two stock option plans under which stock options may be granted: the 1996 Stock Option Plan (the "1996 Plan") and the 2000 Stock Option Plan (the "2000 Plan"). The 1996 Plan, as amended, authorizes the issuance of up to 500,000 shares of the Company's Common Stock as incentive stock options pursuant to Section 422 of the Internal Revenue Code. The 2000 Plan authorizes the issuance of up to 1,000,000 shares of the Company's Common Stock. Stock options are generally granted at prices, which equate to the market value of the stock on the date of option grant. Options generally become exercisable in ratable installments over a four-year period, with unexercised options expiring no later than 10 years from the date of grant.

Stock option activity for the years 2002, 2001 and 2000 under the 1996 Plan and the 2000 Plan is as follows:

                                                        2002                        2001                     2000
                                                ------------------------- ---------------------     ---------------------
                                                             Weighted                  Weighted                  Weighted
                                                             Average                    Average                  Average
                                                             Exercise                  Exercise                  Exercise
                                                Shares         Price      Shares          Price     Shares         Price
                                                ------       -------      ------       --------     ------       --------


Outstanding at January 1,                       734,100      $ 2.97       724,100      $ 2.28       414,400      $  0.84
         Granted                                 77,850        1.06       217,000        4.44       333,700         4.19

         Exercised                               11,250        0.39       127,500        0.74            --           --

         Canceled                                59,500        4.07        79,500        3.71        24,000         3.83

Outstanding at December 31,                     741,200        2.72       734,100        2.97       724,100         2.28
Exercisable at December 31,                     416,075        2.13       298,250        1.68       328,650         0.93
Available for grant at December
31,                                             747,500                   638,400                   775,900

Weighted average fair value of
options granted during the period               $  0.33                   $  1.82                   $  3.39

The following table summarizes the information about stock options outstanding under the 1996 Plan and the 2000 Plan at December 31, 2002:

                                  Options Outstanding                              Options Exercisable
                                  -------------------                              -------------------

                                               Weighted
                                                Average         Weighted                         Weighted
                                Number         Remaining        Average           Number          Average
        Range of            Outstanding at    Contractual       Exercise      Outstanding at     Exercise
     Exercise Prices         December 31,     Life (Years)       Price        December 31,         Price
     ---------------         ------------     ------------       -----        -------------        -----
      $0.28 - $6.25            741,200             7.24          $2.72          416,075            $2.13


The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and will continue to apply APB No. 25 to account for stock options. Had the Company accounted for stock options under the fair value method of SFAS 123, net loss and net loss per share would have increased by $163,000 and $.01 in 2002. Net loss would have increased by $160,000 in 2001, and net income would have decreased by approximately $39,000 in 2000. The per share impact was less than $0.01 in 2001 and 2000.

The fair value of the options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              2002               2001               2000
                                              ----               ----               ----
         Risk free interest rate             5.10%                4.31%             5.75%
         Expected volatility                29.65%               31.42%            36.10%
         Expected life (years)                  4                    4                 4
         Dividend yield                         0%                   0%                0%


In connection with the sale/leaseback arrangement, the Company issued the following three warrants to acquire shares of its Common Stock, all having an exercise price of $2.00 per share: (1) a warrant to the owner of the Facility to purchase 132,617 shares of Common Stock of the Company, exercisable during the term of the lease; (2) a conditional warrant to the owner of the Facility to purchase 331,543 shares of Common Stock of the Company which was only exercisable if the indebtedness owed by the owner under its mortgage loan for the Facility ("Mortgage Loan") was repaid prior to February 23, 1997, or if the Landlord was unable to refinance the indebtedness owed under the Mortgage Loan prior to February 23, 1997, solely as a result of environmental contamination relating to the 11 acres of undeveloped real estate constituting a portion of the Facility (the "Excess Land"); and (3) a conditional warrant to the owner's lender (the "Lender") to purchase 331,543 shares of Common Stock which was only exercisable if the indebtedness owed under the Mortgage Loan by Landlord to the Lender was not refinanced prior to February 23, 1997. On February 20, 1997, the Landlord refinanced the Mortgage Loan and the Company's interest in the Mortgage Loan was repaid. On that same day, the conditional warrant to the owner of the Facility to purchase 331,543 shares of Common Stock of the Company became exercisable and the conditional warrant held by the owner terminated. On July 22, 1998, in consideration for waiving certain covenant violations, the exercise price for the outstanding warrants was reduced to $1.00 per share. Additionally, on December 29, 1999, in consideration of waiving certain covenant violations, the exercise price for the outstanding warrants was reduced to $0.37 per share. On January 15, 2003, in connection with the execution of our lease termination agreement with the owner of the Piscataway, NJ Facility, we amended the exercise price of the owner's existing warrants for 464,160 shares of Common Stock from $0.37 per share to $0.01 per share.

In conjunction with the acquisition of Protein Solutions, Andlinger Capital XXVI exercised Investor A Warrants for the purchase of one million shares of Common Stock of the Company at an exercise price of $1.00 per share.

8.       Employee Benefit Plans

The Company has a 401(k) Savings and Investment Retirement Plan (the "401(k) Plan") under which the Company matches a portion of the employees' salary deduction contributions. Substantially all domestic employees are eligible to participate in the 401(k) Plan. Contributions included in both continuing and discontinuing operations by the Company were $119,000, $95,000, and $110,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's foreign subsidiaries also sponsor employee retirement plans. The expense recorded by the Company for such plans was insignificant for the years ended December 31, 2002, 2001, and 2000. The Company does not sponsor any post-retirement health, life insurance or related benefit plans, nor any significant post-employment benefit plans.

9.       Commitments and Contingencies

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment, principally data processing. Real estate taxes, insurance and maintenance expenses are normally obligations of the Company. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense from continuing operations was $123,000, $175,000, and $8,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Rent expense from discontinuing operations was $447,000, $445,000 and $352,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company and its subsidiaries are parties to various capital leases relating to office furniture and fixtures and machinery and equipment. See Note 4 - Long-Term Debt.

On February 23, 1996, the Company entered into a sale/leaseback arrangement that is recorded as a financing on the Facility. As a result of this transaction, the Company is committed to a 15-year lease with an initial annual payment of $1,180,000 payable quarterly. The facility lease is treated as debt for financial reporting purposes. See Note 4 - Long-Term Debt.

Lease Termination. In connection with the sale of our rheology instruments and services business on January 15, 2003, we entered into a lease termination agreement with the owner of the Facility. This agreement requires us to pay the owner $3,000,000 as follows: (i) $2,250,000 which we paid in January 2003; (ii) $500,000 to be paid at the release of the first escrow payment under the terms of the sale of the rheology instruments and services business; and (iii) $250,000 to be paid at the release of the second escrow payment under the terms of the sale of the rheology instruments and services business.

The minimum commitments under noncancellable leases (excluding the direct financing lease, which was terminated on January 15, 2003) consisted of the following at December 31, 2002:


   (in thousands)                                                Operating           Capital
                                                    Year           Leases             Leases
                                                    ----           ------             ------
                                                    2003              $158              $ 15
                                                    2004                 2                15
                                                    2005                 1                16
                                                                      ----              ----

       Total minimum lease payments                                   $161                46
                                                                      ===
        Less amounts representing interest                                                 7
                                                                                        ----

       Total lease obligation                                                             39
       Less current maturities                                                            11
                                                                                        ----

       Long-term lease obligation                                                       $ 28
                                                                                        ====


On August 27, 1998, the Company consummated the assignment of the lease of its Epsom facility in the United Kingdom to a third party and moved its sales and service personnel to offices located in Leatherhead. The Company's UK subsidiary, however, remained liable to the landlord under the lease.

In January 2003, the Company was informed that the tenant in the UK facility was insolvent and could no longer perform under the terms of the lease assignment. The Company has recorded an accrued liability of $100,000 (of which it has paid $50,000 subsequent to December 31, 2002) as of December 31, 2002 covering six months of lease payments in the belief that its maximum liability under the lease is six months of lease payments. The Company has also instructed the Property Manager to pursue other tenants for the property.

The Company has employment agreements with key management executives. The agreements provide for severance upon termination of eight months. The minimum aggregate obligation related to these agreements approximates $238,000.

In the ordinary conduct of its business, the Company may be party to litigation. At December 31, 2002, in the opinion of management, there are no matters pending or threatened, which would have a material adverse effect on the consolidated financial position or results of operations of the Company.

10.      Operating Segments/Foreign Operations and Geographic Information

On January 15, 2003, we completed the sale of our rheology instruments and services business to the TA Instruments Division of Waters Corporation. The results of operations of this business are included in discontinued operations. Our life sciences instrumentation business is the only remaining segment.

Summarized financial information concerning the Company's reportable segments is shown below:

                                   Discontinuing Operations                Total
                                   -----------------------
                              RHEO                                      Discontinued       Life
(In thousands)                  US          Japan         Europe         Operations       Science          Total
                           ---------        -----         ------         ----------       -------          -----

Trade Sales:

2002                         13,313         4,066          3,937           21,316          4,934          26,250
2001                         13,886         6,281          5,416           25,583          5,730          31,313
2000                         16,405         5,877          7,100           29,382            480          29,863
Intercompany Sales:
2002                          3,071             0            940               --             --              --
2001                          5,941             0          1,352               --             --              --
2000                          6,972             0          1,242               --             --              --
Operating Income/(Loss):
2002                          (450)         (140)        (2,788)          (3,378)        (4,144)          (7,422)
2001                            381           490        (1,770)            (899)        (2,196)          (3,095)
2000                          2,465           410          (681)            2,194          (169)           2,025
Total Assets:
2002                         11,590         1,513            134           13,237         12,933           26,170
2001                         13,876         3,980          3,455           21,311          8,318           29,629
2000                         13,982         4,636          4,419           23,037          3,755           26,792
Depreciation and
Amortization
 (including Intangibles):
2002                            574             6             66              646            198              844
2001                            737            39             82              941             39              980
2000                            841            26            129              973             26              999


We acquired our Aviv product line effective May 31, 2001, and it is included in our life sciences business. Protein Solutions was acquired November 17, 2000 and is included in our life sciences business.

Sales between geographic areas are priced on a basis that yields an appropriate rate of return based on assets employed, risk and other factors. Included in Rheo US domestic sales are export sales of $3,285,000, $2,611,000, and $2,996,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

11.      Restructuring of Operations

In the fourth quarter of 2001, a restructuring provision was recorded for the restructuring of certain Domestic and European operations. Key initiatives of the restructuring program included: a) outsourcing the European service function, b) centralizing the European sales function at European headquarters,
c) centralizing shared services including order processing, cash collections, and cash application at European headquarters, and d) streamlining certain domestic functions. The charges consisted of $566,000 for the termination of 28 U.S. and European employees.

The $566,000 includes severance pay as per company policy, payroll taxes, accrued vacation for those employees under contract and for the U.S. employees the cost of medical benefits for the severance period. A provision of $228,000 was made for the closing and consolidation of certain European offices. This included $96,000 related to lease termination costs and any impairment on fixed assets in those locations, $67,000 for the elimination of certain European legal entities, and $65,000 for the cost of lease terminations on automobiles for the European service people. In 2002, $754,000 of restructuring costs have been charged against the restructuring reserve. The restructuring reserve at December 31, 2002 was $40,000.

12.      Convertible Redeemable Preferred Stock

On March 6, 2000, in connection with Andlinger Capital XXVI investment in the Company, the Company issued to Axess 1,000 shares of convertible redeemable preferred stock with a $1,000 per share liquidation preference, redeemable over a five-year period. These securities are entitled to mandatory redemption at $1,000 per share, or are convertible at the holder's option into 1,000,000 shares of the Company's Common Stock.

On May 2, 2001, Axess converted 200 shares of the convertible redeemable preferred stock into 200,000 shares of Common Stock of the Company. Subsequently on July 2, 2001, Axess transferred the remaining 800 shares of convertible redeemable preferred stock to State Farm.

On July 10, 2001, State Farm converted the 800 shares of convertible redeemable preferred stock into 800,000 shares of Common Stock of the Company.

13.      Redeemable Preferred Stock

On August 8, 2002, our Board of Directors approved our entering into a securities purchase agreement with Andlinger Capital XXVI under which Andlinger Capital XXVI purchased $1,500,000 of our newly created Series B Preferred Stock, with the right, subject to future Board determination of the need for such capital, to invest up to an additional $500,000 on the same terms. The new Series B Preferred Stock does not carry a current dividend and is subject to redemption at our option at any time or, at Andlinger Capital XXVI's option, upon a change in control of our Company or the occurrence of certain other major corporate events, including a sale of substantially all of our assets. The redemption price is 101% of the original issuance amount plus an additional 1% for each calendar month completed following the date of original issuance.

On October 30, 2002, our Board of Directors approved our entry into an agreement with Andlinger Capital XXVI, pursuant to which Andlinger Capital XXVI would: (i) purchase an additional $500,000 of our Series B Preferred Stock; (ii) defer its right to have all of the outstanding Series B Preferred Stock redeemed in full by us upon the closing of the sale of our rheology instruments and services business; and (iii) subordinate such deferred redemption payments to amounts payable by us to our landlord under the Piscataway facility lease and to Axess.

In consideration for these actions, we issued to Andlinger Capital XXVI a new warrant, with an expiration date of March 6, 2007, to purchase up to 1,000,000 shares of our Common Stock at an exercise price equal to $1.00 per share (the average of the closing prices of our Common Stock over the ten trading days immediately preceding October 30, 2002) and having substantially the same other terms and conditions as the existing warrants to purchase shares of our Common Stock held by Andlinger Capital XXVI.

At the closing of the sale of our rheology instruments and services business, we repaid Andlinger Capital XXVI $667,000 for the redemption of one-third of the shares of our Series B Preferred Stock held by it. Pursuant to our agreement with Andlinger Capital XXVI, we have agreed to redeem its remaining shares of our Series B Preferred Stock in two equal installments upon the six-month anniversary of the closing and the twelve-month anniversary of the closing, respectively.

14.      Protein Solutions Acquisition

Effective November 17, 2000, the Company acquired all of the issued and outstanding capital stock of PSI Holding Corporation, a Virginia corporation ("PSI"), and its wholly-owned subsidiaries, Protein Solutions, Inc., a Virginia corporation and its affiliate Protein Solutions Ltd., a corporation organized under the laws of England and Wales. PSI was acquired for approximately $525,000 cash and approximately 680,000 shares of our Common Stock. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of November 17, 2000. The Company's consolidated statements of operations do not include the revenues and expenses of PSI prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $2,452,000 and was amortized on a 40-year straight-line basis through December 31, 2001. Commencing January 1, 2002, goodwill was no longer being amortized, but is being reviewed for impairment.

In conjunction with this transaction, Andlinger Capital XXVI exercised Investor A Warrants for the purchase of one million shares of Common Stock of the Company at an exercise price of $1.00 per share. These warrants were acquired by Andlinger Capital XXVI in March 2000 in connection with its equity investment in the Company. A portion of the one million dollars received by the Company upon such exercise was applied to the cash portion of the purchase price of PSI.

15.  Aviv Acquisition

 Effective May 31, 2001, through the Company's wholly-owned subsidiary, Tel Acquisition Corp., a Delaware corporation, the Company acquired all of the issued and outstanding capital stock of Aviv Instruments, Inc., a New Jersey corporation and Aviv Associates, Inc., a New Jersey corporation. In exchange for all of the issued and outstanding capital stock of the Aviv companies, the Company issued to the stockholders of the Aviv companies 805,882 shares of our Common Stock. Upon consummation of the acquisition, Tel Acquisition Corp. changed its name to Aviv Instruments, Inc. In addition, the Company and Aviv Instruments, Inc. made cash payments aggregating approximately $1,221,000 to pay off existing indebtedness of the Aviv companies, approximately $1,145,000 of which was owed to the stockholders of the Aviv companies and their affiliates. The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of May 31, 2001. The Company's consolidated statements of operations do not include the revenues and expenses of Aviv prior to the acquisition date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $3,020,000 and was amortized on a 40-year straight-line basis through December 31, 2001. Commencing January 1, 2002, goodwill was no longer being amortized, but is being reviewed for impairment.

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                              PROTERION CORPORATION
                     (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)

                                 (in thousands)


                                                           Column C             Column D
               Column A                 Column B          Additions             Deductions          Column E
               --------                 --------          ---------             ----------          --------
                                                                                     Reclassifi
                                                                                       -cation
                                          Balance at      Charged to                   to Assets
                                        Beginning of      Costs and                      Held         Balance at
                                            Period         Expenses     Utilization    for Sale     End of Period
                                            ------         --------     -----------    --------     -------------

Allowance for returns, discounts
and bad debts
Year ended December 31, 2002                 $ 178            $ 157         $ 195          $ 127         $  13
Year ended December 31, 2001                   188               47            57             --           178
Year ended December 31, 2000                   216               22            50             --           188

Inventory reserve

Year ended December 31, 2002                 3,090              420         1,243          2,158           109
Year ended December 31, 2001                 1,941            1,236            87             --         3,090
Year ended December 31, 2000                 2,909              600         1,568             --         1,941

Accrued restructuring

Year ended December 31, 2002                   794               --           754             --            40
Year ended December 31, 2001                    --              794            --             --           794
Year ended December 31, 2000                    --               --            --             --            --

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 30, 2003, and is made a part hereof.

Item 11.  Executive Compensation

Information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 30, 2003, and is made a part hereof.

Item 12. Security Ownership Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as our fiscal year ended December 31, 2002 regarding the shares of our Common Stock available for grant or granted under stock option plans that (i) were approved by our stockholders; and (ii) were not approved by our stockholders.

------------------------ ---------------------------- ------------------------- ----------------------------
Plan Category             Number of securities to     Weighted-average           Number of securities
                         be issued upon exercise of   exercise price of         remaining available for
                         outstanding options,         outstanding options,      future issuance under
                         warrants and rights          warrants and rights       equity compensation plans
                                                                                (excluding securities
                                                                                reflected in column (a))
------------------------ ---------------------------- ------------------------- ----------------------------
                                     (a)                      (b)                         (c)

------------------------ ---------------------------- ------------------------- ----------------------------
Equity compensation
plans approved by
security holders                     741,200                  $ 2.72                      747,500
------------------------ ---------------------------- ------------------------- ----------------------------
Equity compensation
plans not approved by                      0                       0                            0
security holders
------------------------ ---------------------------- ------------------------- ----------------------------
Total                                741,200                   $2.72                      747,500
------------------------ ---------------------------- ------------------------- ----------------------------


All other information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 30, 2003, and is made a part hereof.

Item 13.  Certain Relationships and Related Transactions

Information regarding this item is incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or prior to April 30, 2003, and is made a part hereof.

                                     PART IV

Item 14.  Controls and Procedures

Within the 90-day period prior to the date of this report, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-14), which have been designed to ensure that material information related to the Company is timely disclosed. Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

Since the last evaluation of the Company's internal controls and procedures for financial reporting, the Company has made no significant changes in those internal controls and procedures or in other factors that could significantly affect our internal controls and procedures for financial reporting.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) The following documents are filed as a part of this Report.

          (1) Financial statements - All financial statements are set forth under Item 8, pages 22 through 25

               Independent auditor's report on consolidated financial statements is on page 21

          (2)  Schedules: Schedule II

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

          2.3 Merger Agreement, dated as of May 31, 2001, among the individuals listed on Schedule A 2.3 thereto as Company Shareholders, Aviv Instruments, Inc., Aviv Associates, Inc., Rheometric Scientific, Inc. and Tel Acquisition Corp., incorporated by reference to
               Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 4, 2001.

          2.4 Securities Purchase Agreement, dated as of August 8, 2002, by and between Rheometric 2.4 Scientific, Inc. and Andlinger Capital XXVI LLC, incorporated by reference to Exhibit 2.1 to Rheometric's Quarterly Report on Form 10-Q filed on August 14, 2002.

          2.5 Asset Purchase Agreement, dated October 14, 2002, by and between Waters TechnologieCorporation and Rheometric Scientific, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 16, 2002

          3.1 Certificate of Incorporation of Rheometric Scientific, Inc., incorporated by reference to 3.1 Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

          3.2* Certificate of Amendment of Certificate of Incorporation of
               Rheometric Scientific, Inc.

          3.3 Bylaws of Rheometric Scientific, Inc., as amended, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

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

          4.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of Rheometric Scientific, Inc., incorporated by reference to Exhibit 4.1 to Rheometric's Quarterly Report on Form 10-Q filed on August 14, 2002.

          10.1 Rheometric Scientific, Inc. 1996 Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

          10.2 Rheometric Scientific, Inc. 2000 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

          10.3 Lease Agreement by and between RSI (NJ) QRS 12-13, Inc., and Rheometric Scientific, Inc. dated as of February 23, 1996, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K filed on March 11, 1996.

          10.4 Subordination Agreement between Axess Corporation and RSI (NJ) QRS 12-13, Inc., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated filed on April 16, 1996.

          10.5 First Amendment to Lease Agreement dated June 10, 1996 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on May 19, 1997.

          10.6 Second Amendment to Lease Agreement dated February 20, 1997 between RSI (NJ) QRS 12-13, Inc. and Rheometric Scientific, Inc. incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on May 19, 1997.

          10.7 Amendment Letter dated May 6, 1997 by RSI (NJ) QRS-12-13, Inc., amending paragraphs 7 and 8 of Exhibit D to the Lease Agreement dated as of February 23, 1996, incorporated by reference to
               Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on May 19, 1997.

          10.8 Landlord Agreement and Amendment of Lease, dated as of March 6, 2000, by among RSI (NJ) QRS 12-13, Inc., Rheometric Scientific, Inc. and Axess Corporation, incorporated by reference to Exhibit
               10.12 to the Company's Registration Statement on Form S-3/A filed on November 9, 2002.

         10.9* Amendment Letter dated October 11, 2002 by and among Rheometric
               Scientific, Inc., RSI (NJ) QRS 12-13, Inc., and Andlinger Capital XXVI LLC.

         10.10* Amendment to Lease Termination Agreement, dated as of October
               20, 2002, by and among Rheometric Scientific, Inc., RSI (NG) QSR 12-13, Inc., and Andlinger Capital XXVI LLC.

         10.11 Registration Rights Agreement, dated as of March 6, 2000, as amended and restated as of September 28, 2001, by and among Rheometric Scientific Inc., Andlinger Capital XXVI, Axess Corporation, State Farm Mutual Automobile Insurance Company, Trustee Under the Revocable Trust of R. Michael Hendricks, and Robert E. Davis, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-3/A filed on November 9, 2002.

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

         10.14 Employment Agreement, dated as of August 27, 2001, by and between Rheometric Scientific, Inc. and Paul Mangano, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-3/A filed on November 9, 2002.

         10.15 Amended and Restated Subordinated Promissory Note, dated as of September 28, 2001, issued by Rheometric Scientific, Inc. to Axess Corporation, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3/A filed on November 9, 2002.

          21.1* Subsidiaries of Proterion Corporation

          23.1* Consent of Mahoney Cohen & Company, CPA, P.C.

          99.1* Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                * Filed herewith

(b) REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the quarterly period ended December 31, 2002:

     (1) Current Report on Form 8-K filed on December 31, 2002 relating to segment financial reporting.

     (2) Current Report on Form 8-K filed on November 1, 2002 relating to agreements between the Company and each of Andlinger Capital XXVI, LLC and RSI
(NJ) QRS 12-13, Inc.

     (3) Current Report on Form 8-K filed on October 16, 2002 relating to the Company's agreement to sell its rheology instruments and services business to the TA Instruments Division of Waters Technologies Corporation for consideration of $17 million.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            PROTERION CORPORATION


Date: March 27, 2003                        By:  /s/ ROBERT M. CASTELLO
                                                 -------------------------------
                                                  Robert M. Castello, Chairman
                                                  Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


------------------------------------- ----------------------------------- ----------------------------------
             Signature                              Title                               Date
             ---------                              -----                               ----
------------------------------------- ----------------------------------- ----------------------------------

/s/ ROBERT M. CASTELLO                Chairman and Chief Executive        March 27, 2003
----------------------                Officer (Principal Executive
Robert M. Castello                    Officer)

------------------------------------- ----------------------------------- ----------------------------------

/s/ PAUL MANGANO                      President and Chief Operating       March 27, 2003
----------------                      Officer
Paul Mangano

------------------------------------- ----------------------------------- ----------------------------------


                                      Vice President, Finance and
/s/ JOSEPH MUSANTI                    Materials; Chief Financial
------------------                    Officer and Assistant Secretary     March 27, 2003
Joseph Musanti                        (Principal Financial and
                                      Principal Accounting Officer)

------------------------------------- ----------------------------------- ----------------------------------

/s/ MARK F. CALLAGHAN                 Director                            March 27, 2003
---------------------
Mark F. Callaghan

------------------------------------- ----------------------------------- ----------------------------------

/s/ DAVID R. SMITH                    Director                            March 27, 2003
------------------
David R. Smith

------------------------------------- ----------------------------------- ----------------------------------

/s/ MERRICK G. ANDLINGER              Director                            March 27, 2003
------------------------
Merrick G. Andlinger

------------------------------------- ----------------------------------- ----------------------------------

/s/ ROBERT K. PRUD'HOMME              Director                            March 27, 2003
------------------------
Robert K. Prud'homme

------------------------------------- ----------------------------------- ----------------------------------

/s/ PAUL WOITACH                      Director                            March 27, 2003
----------------
Paul Woitach

------------------------------------- ----------------------------------- ----------------------------------

                                 CERTIFICATIONS

I, Robert M. Castello, certify that:

1. I have reviewed this annual report on Form 10-K of Proterion Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
      ------------------------------

By: /s/ ROBERT M. CASTELLO
    --------------------------------
     Robert M. Castello
     Chairman, Chief Executive Officer

I, Joseph Musanti, certify that:

1. I have reviewed this annual report on Form 10-K of Proterion Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 27, 2003
     -----------------------------
By /s/ JOSEPH MUSANTI
   -------------------------------
     Joseph Musanti
     Vice President, Finance and Materials,
     Chief Financial Officer and Assistant Secretary
     (Principal Accounting Officer)