Form 10-Q
period 2003-03-31
PROTERION CORP
filed 2003-05-20
CIK 779164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2003

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number:    0-14617

                              Proterion Corporation
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

                                 (732) 987-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                           Rheometric Scientific, Inc.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                             Outstanding at May 9, 2003
  --------------------------------------           --------------------------
  Common Stock, $.01 par value per share                   26,032,835

                               Index to Form 10-Q


                                                                                  Page No.
                                                                                  --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2003
                  and December 31, 2002                                               3

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2003 and 2002                  5

                  Condensed Consolidated Statement of Shareholders' Equity            6
                  (Deficiency) for the three months ended March 31, 2003

                  Condensed Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2003 and 2002                          7

                  Condensed Consolidated Statements of Comprehensive Income/(Loss)
                  for the three months ended March 31, 2003 and 2002                  9

                  Notes to Condensed Consolidated Financial Statements                9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20

         Item 4.  Controls and Procedures                                            20



PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                21

         Item 6.  Exhibits and Reports on Form 8-K                                   21

                  (a) Exhibits
                  (b) Reports on Form 8-K

         Signatures                                                                  22

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    23

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     PROTERION CORPORATION AND SUBSIDIARIES
                     (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Assets (in thousands)                                                    March 31,      December 31,
                                                                            2003            2002
                                                                        ------------    ------------
                                                                         (unaudited)
Current Assets
 Cash                                                                   $        320    $        710
Restricted Cash                                                                  186              --
 Receivables - less allowance for doubtful accounts of $13
   at March 31, 2003 and December 31, 2002                                       834             677
 Inventories, net
   Finished goods                                                                188             100
   Work-in-process                                                               314             307
   Assembled components, materials and parts                                     316             540
                                                                        ------------    ------------
       Total Inventory                                                           818             947
Due from TA Waters                                                             1,700              --
Deferred tax asset                                                                --           3,400
 Prepaid expenses and other current assets                                        33             597
 Assets held for sale                                                             --           8,899
                                                                        ------------    ------------

  Total current assets                                                         3,891          15,230
                                                                        ------------    ------------

 Property, plant and equipment                                                   530             658
 Less accumulated depreciation and amortization                                  244             280
                                                                        ------------    ------------
 Property, plant and equipment, net                                              286             378
                                                                        ------------    ------------
Assets held for sale and disposal                                                 --           4,338
Goodwill                                                                       5,568           5,609
Patents                                                                          118             121
Other assets                                                                     212             494
                                                                        ------------    ------------
  Total Assets                                                          $     10,075    $     26,170
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
 Short-term bank borrowings                                             $         --    $      8,700
 Obligations under lease termination agreement                                   750              --
 Current maturities of long-term debt                                             11           3,631
 Affiliate debt                                                                  500             500
 Accounts payable                                                              1,382           2,294
 Accrued restructuring                                                            40              40
 Accrued liabilities                                                           2,201           1,900
Liabilities to be transferred                                                     --           6,466
                                                                        ------------    ------------
  Total current liabilities                                                    4,884          23,531
                                                                        ------------    ------------

Long-term debt                                                                    --           1,752
Long-term debt - affiliate                                                        --             250
Other long-term liabilities                                                       25              28
                                                                        ------------    ------------

  Total liabilities                                                            4,909          25,561
                                                                        ------------    ------------


Redeemable Preferred Stock                                                     1,478           2,105
                                                                        ------------    ------------
Shareholders' Equity (Deficiency)
Common Stock, par value of $.01,
 Authorized 49,000 shares; issued 28,832
  at March 31, 2003 and 27,726 at December 31,2002                               288             277
 Additional paid-in capital                                                   37,470          37,096
 Treasury Stock, at cost, 2,800 shares at March 31, 2003 and
  December 31,2002                                                                                --
 Accumulated deficit                                                         (34,330)        (39,109)
 Accumulated other comprehensive income                                          260             240
                                                                        ------------    ------------
  Total Shareholders' Equity\(Deficiency)                                      3,688          (1,496)
                                                                        ------------    ------------
  Total Liabilities and Shareholders' Equity/(Deficiency)               $     10,075    $     26,170
                                                                        ============    ============

See Notes to Condensed Consolidated Financial Statements.

                     PROTERION CORPORATION AND SUBSIDIARIES
                     (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                     Three Months Ended
                                                                          March 31
                                                                  ------------------------
(In thousands, except per share amounts)                             2003          2002
                                                                  ----------    ----------
Sales                                                             $    1,428    $    1,642

Cost of Sales                                                            906         1,169
                                                                  ----------    ----------

Gross profit                                                             522           473
                                                                  ----------    ----------

Marketing and selling expenses                                           193           114
Engineering expenses                                                      62           114
General and administrative expenses                                      627         1,025
                                                                  ----------    ----------
                                                                         882         1,253
                                                                  ----------    ----------

Operating loss                                                          (360)         (780)

Interest expense                                                          (1)          (59)
Interest expense - affiliate                                              (8)           (3)
Foreign currency gain                                                     11            19
                                                                  ----------    ----------

Loss from continuing operations                                         (358)         (823)

Discontinued Operations:

Income/(loss) from discontinued operations                            (1,438)          466
Gain on sale of discontinued operations, (net of $3,900 in tax)        6,575            --
                                                                  ----------    ----------
Income from discontinued operations                                    5,137           466
                                                                  ----------    ----------

Net Income/(loss)                                                      4,779          (357)

Increase in redemption value of preferred stock                           40            --
                                                                  ----------    ----------
Net income/(loss) available to common shareholders                $    4,739    $     (357)
                                                                  ==========    ==========

Loss per share from continuing operations
  Basic                                                           $     (.02)   $    (0.03)
                                                                  ==========    ==========
  Diluted                                                         $     (.02)   $    (0.03)
                                                                  ==========    ==========
Earnings per share from discontinued operations
  Basic                                                           $      .20    $     0.02
                                                                  ==========    ==========
  Diluted                                                         $      .20    $     0.02
                                                                  ==========    ==========
Earnings/(loss) per share
  Basic                                                           $      .18    $    (0.01)
                                                                  ==========    ==========
  Diluted                                                         $      .18    $    (0.01)
                                                                  ==========    ==========
Average number of shares outstanding
  Basic                                                               25,858        24,917
                                                                  ==========    ==========
  Diluted                                                             25,858        24,917
                                                                  ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                     PROTERION CORPORATION AND SUBSIDIARIES
                     (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             (DEFICIENCY) FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (unaudited)


(in thousands)


                                                                                           Accumulated       Total
                                    Common Stock                                              Other       Shareholders'
                             ---------------------------   Additional      Accumulated    Comprehensive      Equity
                                Shares         Amount      Paid-in-Cap       Deficit          Income      (Deficiency)
                             ------------   ------------   ------------    ------------    ------------   ------------
Balances at December               27,726   $        277   $     37,096     $   (39,109)   $        240    $    (1,496)
  31, 2002
Amortization of options                --             --              8              --              --              8
  issued as
  compensation
Increase in redemption                 --             --            (40)             --              --            (40)
  value of preferred
  stock
Stock and replacement               1,106             11            406              --              --            417
  options issued to
  landlord in connection
  with lease termination
  agreement
Translation Adjustment                 --             --             --              --              20             20
Net income                             --             --             --           4,779              --          4,779
                             ------------   ------------   ------------    ------------    ------------   ------------

Balances at March 31, 2003         28,832   $        288   $     37,470     $   (34,330)   $        260   $      3,688
                             ------------   ------------   ------------    ------------    ------------   ------------


See Notes to Condensed Consolidated Financial Statements.

                     PROTERION CORPORATION AND SUBSIDIARIES
                     (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                     Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------
Cash Flows from Operating Activities:
Net Income/(loss)                                              $      4,779    $       (357)
Adjustments to reconcile net income/(loss) to net cash
  (used in)/provided by operating activities:
  Depreciation and amortization of plant and equipment                    8             207
  Gain on sale of rheology instruments and services business        (10,475)             --
    before income taxes
  Provision for slow moving inventory                                    --              45
Deferred tax expense                                                  3,400              --
  Amortization of intangibles                                             3               9
Amortization of options issued as compensation                            8              --
  Unrealized currency loss                                               20              65
Changes in assets and liabilities:
  Receivables                                                          (156)            702
  Inventories                                                           128            (104)
  Prepaid expenses and other current assets                              15            (210)
  Accounts payable and accrued liabilities                              778              26
  Other assets                                                          252             (16)
                                                               ------------    ------------
Net cash (used in)/provided by operating activities                  (1,240)            367
                                                               ------------    ------------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                           83              --
  Proceeds from sale of rheology instruments and services            13,758              --
    business, net of costs
  Purchases of property, plant and equipment                             --             (41)
                                                               ------------    ------------
Net cash provided by (used in) investing activities                  13,841             (41)
                                                               ------------    ------------

Cash Flows from Financing Activities:
  Net borrowing from/(repayments of) line of credit                  (8,754)            270
  Repayments of discounted notes payable                                 --            (125)
  Repayment of long-term debt                                          (844)             --
  Repayment of long-term debt/lease obligation                       (2,250)           (196)
  Repayment of long-term debt affiliate                                (250)             --
  Restricted Cash                                                      (186)             --
  Proceeds from issuance of Common Stock, net of
  Issuance costs                                                         --               4
  Redemption of preferred stock                                        (667)             --
                                                               ------------    ------------

Net cash used in financing activities                               (12,951)            (47)
                                                               ------------    ------------
Effect of Exchange Rate Changes on Cash                                 (40)             (7)
                                                               ------------    ------------
Net (decrease)/increase in cash                                        (390)            272

Cash at beginning of year                                               710             696
                                                               ------------    ------------
Cash at end of period                                          $        320    $        968
                                                               ============    ============

                                                               March 31,    December 31,
                                                                 2003           2002
                                                             ------------   ------------
Cash payments for interest                                             38            291
Cash payments for taxes                                                --              1
Supplemental disclosure of non-cash investing and
financing activities:
   Stock and replacement options
          to landlord in connection with lease termination
          agreement                                          $        417             --
   Amount due from TA Waters on sale of rheology
          instruments and services business                  $      1,700             --


See Notes to Condensed Consolidated Financial Statements.

                     PROTERION CORPORATION AND SUBSIDIARIES
                     (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                 (In thousands)
                                   (Unaudited)


                                                            Three Months
                                                           Ended March 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------

Net income/(loss)                                   $      4,779   $       (357)
Other comprehensive income/(loss)
  Foreign currency translation
     Adjustments                                              20            (72)
                                                    ------------   ------------
Comprehensive income/(loss)                         $      4,799   $       (429)
                                                    ============   ============

See Notes to Condensed Consolidated Financial Statements.



                              PROTERION CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. This quarterly report on Form 10-Q should be read in conjunction with the latest annual report on Form 10-K for Proterion Corporation (referred to as "Proterion" or the "Company").

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This Statement rescinds the provisions of SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." In addition, this Statement amends SFAS No. 13, "Accounting for Leases," ("SFAS 13") to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Rescissions for SFAS 13 are effective for transactions entered into after May 15, 2002. The adoption of SFAS 145 has not and is not expected to have a material impact on the Company's financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company adopted SFAS 146 in 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party. The initial recognition and initial measurement provisions of FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. We have evaluated the accounting provisions of the interpretation and the Company has no guarantees as defined by FIN 45. Accordingly, there was no material impact on our financial condition, results of operations, or cash flows for the period ended March 31, 2003 attributable to FIN 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS 148 in its financial statements for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial statements for the quarter ended March 31, 2003. The Company did not opt to change to the fair value based method of accounting for stock-based compensation.

At March 31, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The only stock-based employee compensation cost reflected in net income are options granted with an exercise price less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                         Three Months Ended
                                                               March 31
                                                      -------------------------
                                                         2003           2002
                                                      -----------   -----------

Net income/(loss) as reported                         $     4,779   ($      357)

Less: Additional stock-based employee compensation
  expense under fair value based method                        38            41
                                                      -----------   -----------
Pro forma net income/(loss)                           $     4,741   ($      398)
                                                      ===========   ===========

Earnings/(loss) per Share:
         Basic: as reported                           $      0.18   $     (0.01)
         Basic: pro-forma                             $      0.18   $     (0.01)
         Diluted: as reported                         $      0.18   $     (0.01)
         Diluted: pro-forma                           $      0.18   $     (0.01)

2.       Earnings (Loss) Per Share.

The Company calculates net earnings/(loss) per share as required by SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants, and convertible securities. For the three months ended March 31, 2003 and 2002, the effects of stock options, warrants, and convertible securities were anti-dilutive.

3.       Sale of the Rheology Instruments and Services Business/Lease
         Termination.

On January 15, 2003, the Company completed the sale of its rheology instruments and services business to the TA Instruments Division of Waters Corporation for consideration of $17 million in cash and the assumption of $6 million of accounts payable, and accrued expenses, plus certain other specified obligations. $15.3 million was paid at closing and the purchaser is obligated to pay the Company $850,000 six months after closing and $850,000 one year after closing, which amounts have been put into escrow. The "Rheometric Scientific" and "Rheometrics" names were included in the sale. The Company used the proceeds from this sale, in part, to retire all of its bank debt, which amounted to approximately $9,600,000, and to discharge or reduce certain other obligations. The Company is using the remaining proceeds to provide interim working capital. As part of this transaction, the Company changed its name from Rheometric Scientific, Inc. to Proterion Corporation, which represents the Company's focus on its remaining life sciences business.

In connection with the sale of the Company's rheology instruments and services business in January 2003, the Company entered into a lease termination agreement with the landlord of the facilities which house the Company's corporate headquarters and main manufacturing plant in Piscataway, NJ (the "Facility"). The lease termination agreement requires the Company to pay the landlord $3,000,000: (i) $2,250,000 of which the Company paid in January 2003; (ii) $500,000 of which is to be paid at the release of the first escrow payment under the terms of the sale of the rheology instruments and services business; and
(iii) $250,000 of which is to be paid at the release of the second escrow payment under the terms of the sale of the rheology instruments and services business. In addition, the agreement provided that the exercise price of the landlord's existing warrants for 464,160 shares of Common Stock be reduced from $.37 per share to $.01 per share and for the issuance of 650,000 shares of Common Stock to the landlord.

The Company also signed a one-year agreement with the landlord to lease significantly less space in the same building. This lease is classified as an operating lease. The Company recorded a net loss on the lease termination of $2,929,000, which is included in the gain from the sale of discontinued operations.

As a result of the sale of the rheology instruments and services business, the Company recorded a gain before taxes, net of the loss on the lease termination of $2,929,000, of $10,475,000.

In addition, the results of operations for the rheology instruments and services business for the periods ended March 31, 2003 and 2002 are included in the accompanying Condensed Consolidated Statements of Operations as discontinued operations.

4.       Long-Term Debt and Short-Term Borrowings

Long-term debt as of March 31, 2003 and December 31, 2002, respectively, consisted of the following:

                                                                March 31,    December 31,
                                                                  2003           2002
                                                              ------------   ------------
         Obligation under sale/leaseback payable
         through February 2011, with interest
         imputed at a rate of 13.9% for 2002 (a)              $         --   $  4,503,000

         Term loan payable through March 2003
         Loan bears interest at prime plus 1.5% (b)                     --        675,000

         Obligations under capital leases payable
         2002 through 2006 with interest imputed
         at rates from 8.5% to 13.3%                                36,000         39,000


         Term loan payable through June 2005
         Loan bears interest at prime plus 1.5% (b)                     --        194,000
                                                              ------------   ------------
                                                                    36,000      5,411,000
         Less Current Maturities                                    11,000      3,631,000
                                                              ------------   ------------
                                                              $     25,000   $  1,780,000
                                                              ============   ============

(a) In connection with the sale of the Company's rheology instruments and services business on January 15, 2003, the Company terminated its existing lease. (See footnote 3 above.)

(b) In connection with the sale of the rheology instruments and services business on January 15, 2003, the two term loans payable were paid in full.

Short-Term Borrowings

On January 15, 2003 and in connection with the sale of the rheology instruments and services business, the Company's entire working capital credit facility in the amount of approximately $8,700,000 was paid in full.

5.       Affiliate Debt

         Affiliate debt consisted of the following:

                                                       March 31,    December 31,
                                                         2003           2002
                                                     ------------   ------------

Promissory note with interest at 6%                  $    500,000   $    750,000

Immediately prior to the sale of the Company's rheology instruments and services business, the Company owed Axess Corporation ("Axess") $787,000 (including accrued interest) under the terms of a promissory note, as amended and restated (the "Axess Note"). On January 15, 2003, at the closing of the sale, the Company and Axess amended the Axess Note and the Company agreed to pay Axess: (i) $287,000 at the closing; (ii) $250,000 upon the six-month anniversary of the closing; (iii) $250,000 upon the twelve month anniversary of the closing; and
(iv) interest on the outstanding principal amount on a monthly basis until the note's maturity date.

6.       Operating Segments/Foreign Operations and Geographic Information

Effective with the sale of the Company's rheology instruments and services business, the Company operates in one segment which is life sciences.

7.       Redeemable Preferred Stock

On August 8, 2002, the Company's Board of Directors approved our entering into a securities purchase agreement with Andlinger Capital XXVI LLC ("Andlinger Capital XXVI"), an entity which has acquired control of the Company, under which Andlinger Capital XXVI purchased $1,500,000 of the Company's newly created Series B Preferred Stock, with the right, subject to future Board determination of the need for such capital, to invest up to an additional $500,000 on the same terms. The new Series B Preferred Stock does not carry a current dividend and is subject to redemption at the Company's option at any time or, at Andlinger Capital XXVI's option, upon a change in control of the Company or the occurrence of certain other major corporate events, including a sale of substantially all of the Company's assets. The redemption price is 101% of the original issuance amount plus an additional 1% for each calendar month completed following the date of original issuance.

On October 30, 2002, the Company's Board of Directors approved our entry into an agreement with Andlinger Capital XXVI, pursuant to which Andlinger Capital XXVI would: (i) purchase an additional $500,000 of the Company's Series B Preferred Stock; (ii) defer its right to have all of the outstanding Series B Preferred Stock redeemed in full by the Company upon the closing of the sale of our rheology instruments and services business; and (iii) subordinate such deferred redemption payments to amounts payable by the Company to our landlord under the Facility lease and to Axess.

In consideration for these actions, the Company issued to Andlinger Capital XXVI a new warrant, with an expiration date of March 6, 2007, to purchase up to 1,000,000 shares of the Company's Common Stock at an exercise price equal to $1.00 per share (the average of the closing prices of the Company's Common Stock over the ten trading days immediately preceding October 30, 2002) and having substantially the same other terms and conditions as the existing warrants to purchase shares of the Company's Common Stock held by Andlinger Capital XXVI.

At the closing of the sale of the Company's rheology instruments and services business, we paid Andlinger Capital XXVI $667,000 for the redemption of one-third of the shares of our Series B Preferred Stock held by it. Pursuant to the Company's agreement with Andlinger Capital XXVI, the Company has agreed to redeem Andlinger Capital XXVI's remaining shares of our Series B Preferred Stock in two equal installments upon the six-month anniversary of the closing and the twelve-month anniversary of the closing, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that are referred to or described in more detail below under the caption "Forward Looking Statements." The Company's actual results could differ materially from those anticipated in these forward-looking statements. This quarterly report on Form 10-Q should be read in conjunction with the latest annual report on Form 10-K filed by the Company. The terms "Proterion," "our," "we" and "us," as used in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to Proterion Corporation and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company.

Comparison of First Quarter 2003 Results to First Quarter 2002 Results

Please note that except where specifically noted in the comparative discussion below, the three months ended March 31, 2003 does not include the first quarter operations of our rheology instruments and services business which we sold to the TA Instruments Division of Waters Corporation on January 15, 2003 (discontinued operations). Similarly, when discussing the fiscal quarter ended March 31, 2002 below, except where specifically noted we have not included the operations of our rheology instruments and services business, but only the operations of our life sciences business.

Continuing Operations

Revenues

In the three months ended March 31, 2003, we achieved revenues of $1,428,000 from continuing operations compared to revenues of $1,642,000 in the corresponding period in 2002; a decrease of $214,000, or 13%. The decrease in revenue for the three month period was primarily the result of a slowdown in order intake during the first two months of the quarter, which we believe was caused by global economic and political uncertainties, government-sponsored funding delays to major researach organizations, primarily in North America, as well as the reorganization of the new sales and marketing group. Orders, however, did pick up in the last month of the quarter.

Gross Profit

The gross profit from continuing operations for the three month period ended March 31, 2003 totaled $522,000, or 37% of revenues, compared to $473,000, or 29% of revenues, in the corresponding period in 2002. The increase of $49,000 was achieved despite lower sales volume.

The improved gross profit was largely the result of changes made to the Company's Aviv product line manufacturing strategy. These changes resulted in the outsourcing of most major mechanical operations. The outsourcing reduced overhead and the overall cost of each instrument. Gross profit during the period also improved, in part, as a result of new pricing initiatives on all of our products.

Operating Expenses

The operating expenses for our Life Sciences business for the three months ended March 31, 2003 were $882,000, compared to $1,253,000 for the same period in the prior year.

Included in the operating expenses for the three months ended March 31, 2002 are the corporate general and administrative expenses for both our life sciences and our former rheology instruments and services business.

General and Administrative. General and administrative expenses for the three months ended March 31, 2003 were $627,000 compared to $1,025,000, a decrease of $398,000 compared to the corresponding period in the prior year. The $398,000 decrease primarily relates to corporate expenses that were eliminated with the sale of the rheology instruments and services business.

Marketing and Selling. Marketing and selling expenses for the three months ended March 31, 2003 were $193,000 compared to $114,000 during the same period in the prior year; an increase of $79,000.

This increase resulted primarily from increases in salaries of $50,000, a result of adding sales people, and $21,000 in advertising expenses and travel.

Engineering. Engineering expenses for the three months ended March 31, 2003 were $62,000 compared to $114,000 incurred during the corresponding period in the prior year; a decrease of $52,000.

The decrease was mainly the result of reduced headcount, no longer needed to support the Aviv product line manufacturing operation.

Interest Expense

Net interest expense for the three months ended March 31, 2003 was $9,000; a decrease of $53,000 compared to the same period in 2002. This decrease was due in large part to the payoff of the Company's line of credit with PNC Bank that accompanied the sale of our rheology instruments and services business in January 2003. Remaining interest expense is mostly related to affiliate debt.

Foreign Currency

The foreign currency transactions for the three months ended March 31, 2003 resulted in a gain of $11,000, compared to a gain of $19,000 in the corresponding three month period in the prior year. The gain resulted from exchanges of British Pounds into U.S. Dollars.

Loss from continuing operations

Loss for the three months ended March 31, 2003 was $358,000 compared to a loss of $823,000 for the same period in 2002. The reduction in loss of $465,000 resulted from a margin improvement of $49,000, a decrease in operating expenses of $371,000, a decrease in interest expense of $53,000, offset slightly by a reduction in foreign currency gain of $8,000.

Discontinued Operations:

Loss from discontinued operations

In the first quarter of 2003, the rheology instruments and services business incurred a loss from discontinued operations of $1,438,000, compared to income last year of $466,000 during the same period. Last year's first quarter profit resulted from three months of operations, whereas this year's loss resulted from 15 days of expenses, with no associated revenue.

Gain from the sale of the rheology instruments and services business

As a result of the sale of the rheology instruments and services business, the Company recorded a net gain on the transaction of $6,575,000, after income tax expense of $3,900,000.

Liquidity and Capital Resources

The Company has received and expects to receive cash from the sale of the rheology instruments and services business as follows: $15,300,000 paid on January 15, 2003, $850,000 due on July 15, 2003 and $850,000 due on January 15,

2004. We used the cash proceeds already received to pay off our senior credit facility with PNC Bank and satisfy, in whole or in part, vendor obligations which were not assumed by the purchaser. In addition, we were required to make substantial payments at the closing of this transaction: (i) to the landlord of our Piscataway, New Jersey facilities in connection with a lease termination agreement; (ii) to repay, in part, certain obligations to Axess Corporation ("Axess"), our former controlling stockholder; (iii) to redeem a portion of the shares of Series B Preferred Stock issued to Andlinger Capital XXVI LLC ("Andlinger Capital XXVI") with respect to amounts provided as interim financing by Andlinger Capital XXVI; (iv) to pay certain other obligations to Andlinger Capital XXVI; and (v) to pay legal, accounting and other expenses incurred relative to the sale transaction. We made payments totaling $14,400,000 to satisfy these obligations.

Following the sale of our rheology instruments and services business, and the payment in full of all outstanding indebtedness thereunder, we terminated our senior credit facility with PNC Bank. We anticipate, however, that we will have negative cash flow in the second half of 2003 due to the payments required to our landlord under the lease termination agreement, Axess and Andlinger Capital
XXVI. Our long-term liquidity is contingent upon increasing our sales and continuing our improvement in the area of asset management. Our customers, however, are decreasing their capital spending activities and the sales trends in our industry have been decreasing over the past fifteen months.

To conserve cash and manage our liquidity, in 2002 we implemented expense reductions. For example, our employee headcount was 50 at June 30, 2002 and has been reduced to 38 at March 31, 2003. We will continue to assess our cost structure as it relates to our revenues and cash position in 2003, and we may make further reductions if the actions are deemed necessary.

We are also currently seeking bank or similar financing on acceptable terms in order to obtain the liquidity necessary to fund our operations and meet our other obligations, but there can be no assurance that we will be able to obtain such financing or that it will be available on terms acceptable to us.
If we do not increase our sales or improve our asset management, are not successful in our expense reduction efforts and do not obtain such financing, we are unlikely to have an adequate level of cash and other financial resources to fund our operations and meet our other obligations. In that event, we may be required to approach Andlinger Capital XXVI and request a further delay of the redemption of all or a portion of the Series B Preferred Stock of the Company held by Andlinger Capital XXVI or pursue other alternatives. There can be no assurance, however, that: (a) Andlinger Capital XXVI would agree to delay the redemption of all or a portion of its Series B Preferred Stock; (b) even if Andlinger Capital XXVI did so agree the Company would have sufficient financial resources to meet all of its cash flow needs and obligations; or (c) any alternatives sought by the Company would be successful and/or result in positive cash flow for the Company.

Cash Flows from Operations

In 2003, excluding the gain on the sale of the Company's discontinued operations, the Company incurred a loss of $1,796,000 before income taxes, of which $358,000 was from continuing operations and $1,438,000 was from discontinued operations. The net cash used in operating activities was reduced primarily from an increase in accounts payable and accrued liabilities of $778,000 and a decrease in other assets of $252,000. Net cash provided by operating activities in 2002 was $367,000 which was primarily comprised of a net loss of $357,000 and a decrease in accounts receivable of $702,000.

Cash Flows from Investing

The proceeds from the sale of our rheology instruments and services business provided net cash of $13,758,000. We also generated $83,000 on the sale of property and equipment. We made no capital expenditures during the three months ended March 31, 2003 as compared to capital expenditures of $41,000 during the same period in 2002.

Cash Flows from Financing

Net cash used by financing activities for the three months ended March 31, 2003 was $12,951,000 compared to net cash used of $47,000 in the same period in 2002. The cash generated from the sale of the rheology instruments and services business was used for the repayment of our borrowings under our now terminated line of credit with PNC Bank of $9,598,000, a payment on our lease termination agreement of $2,250,000, a redemption payment on our Series B Preferred Stock to Andlinger Capital XXVI of $667,000, and repayment of affiliate debt of $250,000.

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

Contractual Obligations

The Company is a party to various leases relating to office facilities, transportation vehicles, and certain other equipment (principally data processing). We are also obligated to make payments related to our long term borrowing.

The minimum commitments under noncancellable leases consisted of the following at March 31, 2003:

     (in thousands)                                  Operating      Capital
                                            Year      Leases        Leases
                                            --------------------------------

                                  Remainder 2003     $    122       $     10
                                            2004           --             15
                                            2005           --             16
                                                     --------       --------

   Total minimum lease payments                      $    161             46
                                                     ========

   Less amounts representing interest                                      5
                                                                    --------

   Total lease obligation                                                 36
   Less current maturities                                                11
                                                                    --------

   Long-term lease obligation                                       $     25
                                                                    ========


Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "10-Q") includes forward-looking statements, particularly in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. Additional written or oral forward-looking statements may be made by or on behalf of the Company from time to time, in filings with the Securities and Exchange Commission, in press releases and other public announcements, or otherwise. All such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to:

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


Although the Company believes that its forward-looking statements are based on expectations and assumptions that are reasonable, forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Accordingly, no assurance can be given that such expectations or assumptions will prove to have been correct, and future events and actual results could differ materially from those described in or underlying the forward-looking statements. Among the factors that could cause future events and actual results to differ materially are:

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

o    general economic and market conditions; and

o the Company's ability to meet its current financial obligations and to obtain new financing necessary to meet its working capital needs.


More detail regarding these and other important factors that could cause actual results to differ materially from such expectations, assumptions and forward-looking statements ("Cautionary Statements") may be disclosed in this 10-Q, other Securities and Exchange Commission filings and other public announcements of the Company. All subsequent written and oral forward-looking statements attributable to the Company, its subsidiaries or divisions or persons acting on their behalf are expressly qualified in their entirety by the Cautionary Statements.

The Company assumes no obligation to update its forward-looking statements or advise of changes in the expectations, assumptions and factors on which they are based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company is exposed to market risk related to changes in foreign exchange and interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company's chief executive officer and chief financial officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-14), which have been designed to ensure that material information related to the Company is timely disclosed. Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

Since the last evaluation of the Company's internal controls and procedures for financial reporting, the Company has made no significant changes in those internal controls and procedures or in other factors that could significantly affect the Company's internal controls and procedures for financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held a Special Meeting of Stockholders on January 15, 2003. At the meeting, the stockholders:

                  o approved the sale of the Company's rheology instruments and services business pursuant to an Asset Purchase Agreement, dated as of October 14, 2002, between the Company and Waters Corporation; and

                  o approved an amendment to the Company's Certificate of Incorporation changing the Company's name from "Rheometric Scientific, Inc." to "Proterion Corporation."

         With regard to the resolution to approve the sale of the Company's rheology instruments and services business, holders of 13,663,344 shares of the Company's Common Stock voted for the resolution to approve the sale, while holders of 14,307 shares of Common Stock voted against the resolution and holders of 7,224,829 shares of Common Stock abstained from the vote.

         Concerning the resolution to amend the Company's Certificate of Incorporation to change the Company's name, holders of 13,663,314 shares of the Company's Common Stock voted to approve the name change, while holders of 14,627 shares of Common Stock voted against the resolution and holders of 7,224,539 shares of Common Stock abstained from the vote.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

       99.1* Certification of Robert M. Castello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2* Certification of Steven M. Obeda pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

         (i) The Company filed a Current Report on Form 8-K on January 27, 2003 relating to the sale of its rheology instruments and services business to the TA Instruments division of Waters Corporation and the change of the Company's name to Proterion Corporation.


* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PROTERION CORPORATION
                                        (Registrant)



May 20, 2003                            By /s/ STEPHEN M. OBEDA
                                           -------------------------------------
                                           Stephen M. Obeda, Vice President,
                                           Finance, Chief Financial Officer and
                                           Authorized Officer

                                  CERTIFICATION
                                  -------------

I, Robert M. Castello, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Proterion
Corporation;

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

Date:  May 20, 2003

/s/ ROBERT M. CASTELLO
-------------------------------
Robert M. Castello
Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Stephen M. Obeda, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Proterion
Corporation;

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

Date:  May 20, 2003

/s/ STEPHEN M. OBEDA
---------------------------
Stephen M. Obeda
Chief Financial Officer