Form 10-Q
period 2003-06-30
PROTERION CORP
filed 2003-08-19
CIK 779164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                              Outstanding at August 8, 2003
--------------------------------------             -----------------------------
Common Stock, $.01 par value per share                      26,032,835

                               Index to Form 10-Q


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2003 and December 31, 2002 ..................    3

                  Condensed Consolidated Statements of Operations
                  for the three and six months ended June 30, 2003
                  and 2002 .............................................    5

                  Condensed Consolidated Statement of Shareholders'
                  Equity (Deficiency) for the six months ended
                  June 30, 2003 ........................................    6

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2003 and 2002 ......    7

                  Condensed Consolidated Statements of Comprehensive Income/(Loss) for the six months ended June 30, 2003
                  and 2002 .............................................    8

                  Notes to Condensed Consolidated Financial
                  Statements ...........................................    9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........   15

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ..........................................   23

         Item 4.  Controls and Procedures ..............................   23



PART II - OTHER INFORMATION

         Item 3.  Defaults Upon Senior Securities ......................   24

         Item 4.  Submission of Matters to a Vote of Security
                  Holders ..............................................   24

         Item 6.  Exhibits and Reports on Form 8-K .....................   25

                  (a) Exhibits
                  (b) Reports on Form 8-K

         Signatures ....................................................   26

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                PROTERION CORPORATION AND SUBSIDIARIES
                                (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
                                 CONDENSED CONSOLIDATED BALANCE SHEETS


Assets (in thousands)                                                   June 30, 2003     December 31,
                                                                        -------------    -------------
                                                                         (unaudited)          2002
                                                                         -----------          ----
Current Assets
  Cash                                                                  $         101    $         710
  Restricted cash                                                                  69               --
  Receivables - less allowance for doubtful accounts of $12
   at June 30, 2003 and $13 at December 31, 2002                                  972              677
  Inventories, net
   Finished goods                                                                 188              100
   Work-in-process                                                                 50              307
   Assembled components, materials and parts                                      615              540
                                                                        -------------    -------------
     Total Inventory                                                              853              947
  Due from TA Waters                                                            1,700               --
  Deferred tax asset                                                               --            3,400
  Prepaid expenses and other current assets                                       123              597
  Assets held for sale                                                             --            8,899
                                                                        -------------    -------------

   Total current assets                                                         3,818           15,230
                                                                        -------------    -------------

  Property, plant and equipment                                                   536              658
  Less accumulated depreciation and amortization                                  271              280
                                                                        -------------    -------------
  Property, plant and equipment, net                                              265              378
                                                                        -------------    -------------
  Assets held for sale and disposal                                                --            4,338
  Goodwill                                                                      5,598            5,609
  Patents                                                                         115              121

Other assets                                                                      105              494
                                                                        -------------    -------------

   Total Assets                                                         $       9,901    $      26,170
                                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Short-term bank borrowings                                            $         154    $       8,700
  Obligations under lease termination agreement                                   750               --
  Current maturities of long-term debt                                             11            3,631
  Affiliate debt                                                                  500              500
  Accounts payable                                                              1,272            2,294
  Accrued restructuring                                                            --               40
  Accrued liabilities                                                           2,449            1,900
  Liabilities to be transferred                                                    --            6,466
                                                                        -------------    -------------
   Total current liabilities                                                    5,136           23,531
                                                                        -------------    -------------

Long-term debt                                                                     21            1,752
Long-term debt - affiliate                                                         --              250
Other long-term liabilities                                                        --               28
                                                                        -------------    -------------

   Total liabilities                                                            5,157           25,561
                                                                        -------------    -------------

Redeemable Preferred Stock                                                      1,521            2,105
                                                                        -------------    -------------

Shareholders' Equity (Deficiency)
Common Stock, par value of $.01,
  Authorized 49,000 shares; issued 28,832
   at June 30, 2003 and 27,726 at December 31,2002                                288              277
  Additional paid-in capital                                                   37,435           37,096
  Treasury Stock, at cost, 2,800 shares at June 30, 2003 and December
   31, 2002                                                                        --               --
  Accumulated deficit                                                         (34,694)         (39,109)
  Accumulated other comprehensive income                                          194              240
                                                                        -------------    -------------
   Total Shareholders' Equity\(Deficiency)                                      3,223           (1,496)
                                                                        -------------    -------------
   Total Liabilities and Shareholders' Equity/(Deficiency)              $       9,901    $      26,170
                                                                        =============    =============


See Notes to Condensed Consolidated Financial Statements.

                                 PROTERION CORPORATION AND SUBSIDIARIES
                                 (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)


                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
(In thousands, except per share amounts)                      2003        2002        2003        2002
                                                            --------    --------    --------    --------

Sales                                                       $  1,337    $  1,261    $  2,765    $  2,903

Cost of Sales                                                    887         913       1,793       2,082
                                                            --------    --------    --------    --------

Gross profit                                                     450         348         972         821
                                                            --------    --------    --------    --------

Marketing and selling expenses                                   130          88         323         202
Engineering                                                       17          75          81         101
General and administrative expenses                              445         996       1,070       2,109
                                                            --------    --------    --------    --------
                                                                 592       1,159       1,474       2,412
                                                            --------    --------    --------    --------

Operating loss                                                  (142)       (811)       (502)     (1,519)

Interest expense                                                   1          79           2         135
Interest expense - affiliate                                       7          --          15           6
Foreign currency loss                                             47          52          36          33
                                                            --------    --------    --------    --------
Loss from continuing operations before income tax benefit       (197)       (942)       (555)     (1,765)

Income tax benefit                                                --          50          --          50
                                                            --------    --------    --------    --------

Loss from continuing operations                                 (197)       (892)       (555)     (1,715)

Discontinued Operations:

Income/(loss) from discontinued operations                      (167)        474      (1,605)        940
Gain on sale of discontinued operations                           --          --       6,575          --
                                                            --------    --------    --------    --------

Income/(loss) from discontinued operations                      (167)        474       4,970         940
                                                            --------    --------    --------    --------

Net Income/(loss)                                               (364)       (418)      4,415        (775)

Increase in redemption value of preferred stock                   43          --          83          --
                                                            --------    --------    --------    --------
Net income/(loss) available to common shareholders          ($   407)   ($   418)   $  4,332    ($   775)
                                                            --------    --------    --------    --------

Loss per share from continuing operations
  Basic                                                     ($   .01)   ($   .04)   ($   .02)       (.07)
                                                            ========    ========    ========    ========
  Diluted                                                   ($   .01)   ($   .04)   ($   .02)       (.07)
                                                            ========    ========    ========    ========
Earnings/(loss) per share from discontinued operations
  Basic                                                     ($   .01)   $    .02    $    .19    $    .04
                                                            ========    ========    ========    ========
  Diluted                                                   ($   .01)   $    .02    $    .19    $    .04
                                                            ========    ========    ========    ========
Earnings/(loss) per share
  Basic                                                     ($   .02)   ($   .02)   $    .17    ($   .03)
                                                            ========    ========    ========    ========
  Diluted                                                   ($   .02)   ($   .02)   $    .17    ($   .03)
                                                            ========    ========    ========    ========
Average number of shares outstanding
  Basic                                                       26,032      23,347      25,946      24,921
                                                            ========    ========    ========    ========
  Diluted                                                     26,032      23.347      25,957      24,921
                                                            ========    ========    ========    ========


See Notes to Condensed Consolidated Financial Statements.

                                          PROTERION CORPORATION AND SUBSIDIARIES
                                          (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
                                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (DEFICIENCY) FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                        (unaudited)


(in thousands)


                                                                                              Accumulated         Total
                                                                                                 Other        Shareholders'
                                   Common Stock             Additional       Accumulated     Comprehensive        Equity
                               Shares          Amount       Paid-in-Cap        Deficit           Income        (Deficiency)
                           -------------   -------------   -------------    -------------    -------------    -------------

Balances at December              27,726   $         277   $      37,096   ($      39,109)   $         240   ($       1,496)
  31, 2002
Amortization of options               --              --              16               --               --               16
  issued as
  compensation
Increase in redemption                --              --             (83)              --               --              (83)
  value of preferred
  stock
Stock and replacement              1,106              11             406               --               --              417
  options issued to
  landlord in connection
  with lease termination
  agreement
Translation Adjustment                --              --              --               --              (46)             (46)
Net income                            --              --              --            4,415               --            4,415
                           -------------   -------------   -------------    -------------    -------------    -------------

Balances at                       28,832   $         288   $      37,435   ($      34,694)   $         194    $       3,223
June 30, 2003
                           -------------   -------------   -------------    -------------    -------------    -------------


See Notes to Condensed Consolidated Financial Statements.

                       PROTERION CORPORATION AND SUBSIDIARIES
                       (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                             Six Months Ended June 30,
                                                               2003        2002
                                                             --------    --------

Net cash (used in)/provided by operating activities          ($ 1,768)   $    362
                                                             --------    --------

Cash Flows from Investing Activities:
Proceeds from sale of rheology instruments and services
  business, net of costs                                       13,758          --
Proceeds from sale of property and equipment                       83          --
Purchases of property and equipment                                --        (107)
                                                             --------    --------
Net cash provided by (used in) investing activities            13,841        (107)
                                                             --------    --------

Cash Flows from Financing Activities:
  Borrowings from line of credit                                  154         707
  Repayments of line of credit                                 (8,754)       (373)
  Repayment of long-term debt                                    (844)         --
  Repayment of long-term debt affiliate                          (250)         --
  Repayment of long-term debt/lease obligation                 (2,254)       (398)
  Increase in restricted cash                                     (69)         --
  Proceeds from issuance of Common Stock, net of
  Issuance costs                                                   --           4
  Redemption of preferred stock                                  (667)         --
                                                             --------    --------
Net cash used in financing activities                         (12,684)        (60)
                                                             --------    --------

Effect of exchange rate changes on cash                             2          35
Net increase/(decrease) in cash                                  (609)        230
                                                             --------    --------
Cash at beginning of year                                         710         696
                                                             --------    --------
Cash at end of period                                        $    101    $    926
                                                             ========    ========


Supplemental Information:

(in thousands)                                             Six Months Ended June 30,
                                                               2003        2002
                                                             --------    --------

Cash payments for interest                                   $     38    $    593
Cash payments for taxes                                      $      1    $      1

Supplemental disclosure of non-cash investing and
financing activities:
  Stock and replacement options
      to landlord in connection with lease termination
      agreement                                              $    417          --
  Amount due from TA Waters on sale of rheology
      instruments and services business                      $  1,700          --


See Notes to Condensed Consolidated Financial Statements.

                     PROTERION CORPORATION AND SUBSIDIARIES
                     (FORMERLY RHEOMETRIC SCIENTIFIC, INC.)
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                 (In thousands)
                                   (Unaudited)


(in thousands)                                         Six Months Ended June 30,
                                                           2003         2002
                                                         --------     --------

Net Income/(loss)                                        $  4,415    ($    775)
Other comprehensive income/(loss):
Foreign currency translation adjustments                      (46)          37
                                                         --------     --------

Comprehensive income/(loss)                              $  4,369    ($    538)
                                                         --------     --------


See Notes to Condensed Consolidated Financial Statements.

                     PROTERION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Accounting Policies

The information included in the foregoing condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. This quarterly report on Form 10-Q should be read in conjunction with the latest annual report on Form 10-K for Proterion Corporation (hereinafter referred to as "Proterion" or the "Company").

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the provisions of SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." In addition, SFAS 145 amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"), to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The SFAS 13 recissions are effective for transactions entered into after May 15, 2002. The adoption of SFAS 145 has not and is not expected to have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company adopted SFAS 146 in 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party. The initial recognition and initial measurement provisions of FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by a guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. Management believes that the Company has no guarantees as defined by FIN 45. Accordingly, there was no material impact on the Company's financial condition, results of operations, or cash flows for the period ended June 30, 2003 attributable to FIN 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 for its financial statements for the year ended December 31, 2002 and interim periods thereafter. The Company opted not to change to the fair value based method of accounting for stock-based compensation.

At June 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The only stock-based employee compensation cost reflected in net income are options granted with an exercise price less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                 Six Months Ended
                                                                     June 30
                                                                 2003       2002
                                                               --------   --------

Net income/(loss) as reported                                  $  4,415  ($    775)

Less: Additional stock-based employee compensation
  expense under fair value based method                              76         82
                                                               --------   --------

Pro forma net income/(loss)                                       4,339       (857)

Increase in redemption value of preferred stock                      83         --
                                                               --------   --------

Pro forma net income/(loss) available to common shareholders   $  4,256  ($    857)
                                                               ========   ========


Earnings/(loss) per Share:
        Basic: as reported                                     $   0.17   $  (0.03)
        Basic: pro-forma                                       $   0.16   $  (0.03)
        Diluted: as reported                                   $   0.17   $  (0.03)
        Diluted: pro-forma                                     $   0.16   $  (0.03)

2.       Earnings (Loss) Per Share

The Company calculates net earnings/(loss) per share as required by SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants, and convertible securities. The impact on earnings for the six months ended June 30, 2003 for the effect of stock options, warrants, and convertible securities was less than $.01 per share. For the six months ended June 30, 2002, the effects of stock options, warrants, and convertible securities were anti-dilutive.

On May 15, 2003, options to purchase 120,000 shares of Common Stock were granted to non-employee directors of the Company under the Company's 2003 Equity Incentive Plan and on June 27, 2003, options to purchase 643,000 shares of Common Stock were granted to employees as compensation under the Company's stock option plans.

3.       Sale of the Rheology Instruments and Services Business/Lease
         Termination

On January 15, 2003, the Company completed the sale of its rheology instruments and services business to the TA Instruments Division of Waters Corporation for consideration of $17 million in cash and the assumption of $6 million of accounts payable, and accrued expenses, plus certain other specified obligations. Of such cash consideration, $15.3 million was paid to the Company at closing. The remainder was deposited in escrow to secure potential indemnification claims that could be brought by the purchaser subject to the terms of the asset sale agreement. Under the terms of such escrow, $850,000 was to be released on July 22, 2003 (which date had been extended from July 15, 2003) and $850,000 is to be released on January 15, 2004, subject to the pendency of any such indemnification claims. The "Rheometric Scientific" and "Rheometrics" names were included in the sale. The Company used the proceeds received from this sale to retire all of its bank debt, which amounted to approximately $9,600,000, to discharge or reduce certain other obligations and to provide interim working capital. As part of this transaction, the Company changed its name to Proterion Corporation, which represents the Company's focus on its remaining life sciences business.

In July 2003, Waters Corporation made indemnification claims against the escrowed amounts in the aggregate amount of $1,244,485. The Company is currently actively engaged in discussions with Waters Corporation in order to settle this dispute. Pending its resolution, the $850,000 in cash scheduled to be released from escrow to the Company on July 22, 2003 remains in escrow. No assurances can be given, however, that the Company will be able to settle this matter with Waters Corporation or that the disputed escrow amounts will be released to the Company.

In connection with the sale of the rheology instruments and services business in January 2003, the Company entered into a lease termination agreement with the landlord of the facilities which house the Company's corporate headquarters and main manufacturing plant in Piscataway, NJ (the "Facility"). The lease termination agreement requires the Company to pay the landlord $3,000,000: (i) $2,250,000 of which the Company paid in January 2003; (ii) $500,000 of which was to be paid on July 22, 2003 (which date had been extended from July 15, 2003 to coincide with the scheduled release of the first escrow payment under the terms of the sale); and (iii) $250,000 of which is to be paid on January 15, 2004 (to coincide with the scheduled release of the second escrow payment under the terms of the sale). In addition, the lease termination agreement provided that the exercise price of the landlord's existing warrants for 464,160 shares of Common Stock be reduced from $.37 per share to $.01 per share and for the issuance of 650,000 shares of Common Stock to the landlord. The Company, however, was unable to pay the landlord the $500,000 due on July 22, 2003 because of our lack of liquidity and the failure on July 22, 2003 of $850,000 to be released from the escrow account established in connection with the sale of our rheology instruments and services business. The parties are currently discussing how to address the non-payment.

The Company also signed a one-year agreement with the landlord to lease significantly less space in the same building that it occupied prior to the sale. This lease is classified as an operating lease. The Company recorded a net loss on the lease termination of $2,929,000, which is included in the gain from the sale of discontinued operations.

As a result of the sale of the rheology instruments and services business, the Company recorded a gain before taxes, net of the loss on the lease termination of $2,929,000, of $10,475,000.

In addition, the results of operations for the rheology instruments and services business for the periods ended June 30, 2003 and 2002 are included in the accompanying Condensed Consolidated Statements of Operations as discontinued operations.

4.       Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings as of June 30, 2003 and December 31, 2002, respectively, consisted of the following:

                                                      June 30,      December 31,
                                                        2003            2002
                                                    ------------    ------------

         Obligation under sale/leaseback payable
         through February 2011, with interest
         imputed at a rate of 13.9% for 2002 (a)    $         --    $  4,503,000

         Term loan payable through March 2003
         Loan bears interest at prime plus 1.5%
         (b)                                                  --         675,000

         Obligations under capital leases payable
         2002 through 2006 with interest imputed
         at rates from 8.5% to 13.3%                      32,000          39,000

         Term loan payable through June 2005
         Loan bears interest at prime plus 1.5%
         (b)
                                                              --         194,000
                                                    ------------    ------------

                                                          32,000       5.411,000
         Less Current Maturities                          11,000       3,631,000
                                                    ------------    ------------
         Total                                      $     21,000    $  1,780,000
                                                    ------------    ------------


(a) In connection with the sale of the Company's rheology instruments and services business on January 15, 2003, the Company terminated its existing lease. (See note 3 above.)

(b) In connection with the sale of the rheology instruments and services business on January 15, 2003, this term loan was paid in full.

Short-Term Borrowings

On June 13, 2003, the Company entered into a factoring arrangement with KBK Financial, Inc. ("KBK") under which the Company can borrow up to $1,000,000 based on eligible accounts receivable. As of June 30, 2003, total outstanding fundings under this facility was $154,000.

On January 15, 2003 and in connection with the sale of the rheology instruments and services business, the Company's entire working capital credit facility with PNC Bank in the amount of approximately $8,700,000, was paid in full.

5.       Affiliate Debt

         Affiliate debt consisted of the following:

                                                      June 30,      December 31,
                                                        2003            2002
                                                    ------------    ------------

Promissory note with interest at 6%                 $    500,000    $    750,000


Immediately prior to the sale of the Company's rheology instruments and services business, the Company owed Axess Corporation ("Axess") $787,000 (including accrued interest) under the terms of a promissory note, as amended and restated (the "Axess Note"). On January 15, 2003, at the closing of the sale, the Company and Axess amended the Axess Note with the Company agreeing to pay Axess: (i) $287,000 at the closing; (ii) $250,000 on July 15, 2003 (which date was extended to July 22, 2003 to coincide with the scheduled release of the first escrow payment - see note 3 above); (iii) $250,000 upon the scheduled release of the second escrow payment - see note 3 above); and (iv) interest on the outstanding principal amount on a monthly basis until maturity. Due to the Company's lack of liquidity and the indemnification claims of Waters Corporation referenced in note 3 above, the Company did not pay Axess the $250,000 due on July 22, 2003. Axess has declared all amounts under the Axess Note immediately due and payable.

6.       Operating Segment

Effective with the sale of the Company's rheology instruments and services business, the Company operates in one business segment; life sciences.

7.       Redeemable Preferred Stock

On August 8, 2002, the Company's Board of Directors approved our entering into a securities purchase agreement with Andlinger Capital XXVI LLC ("Andlinger Capital XXVI"), our controlling shareholder, under which Andlinger Capital XXVI purchased $1,500,000 of the Company's newly created Series B Preferred Stock, with the right, subject to future Board determination of the need for such capital, to invest up to an additional $500,000 on the same terms. The new Series B Preferred Stock does not carry a current dividend and is subject to redemption at the Company's option at any time or, at Andlinger Capital XXVI's option, upon a change in control of the Company or the occurrence of certain other major corporate events, including a sale of substantially all of the Company's assets. The redemption price is 101% of the original issuance amount plus an additional 1% for each calendar month completed following the date of original issuance.

On October 30, 2002, the Company's Board of Directors approved our entry into an agreement with Andlinger Capital XXVI pursuant to which Andlinger Capital XXVI:
(i) purchased an additional $500,000 of the Company's Series B Preferred Stock;
(ii) deferred its right to have all of the outstanding Series B Preferred Stock redeemed in full by the Company upon the closing of the sale of our rheology instruments and services business; and (iii) subordinated such deferred redemption payments to amounts payable by the Company to our landlord under the Facility lease and to Axess.

In consideration therefore, the Company issued to Andlinger Capital XXVI a new warrant, with an expiration date of March 6, 2007, to purchase up to 1,000,000 shares of the Company's Common Stock at an exercise price equal to $1.00 per share (the average of the closing prices of the Company's Common Stock over the ten trading days immediately preceding October 30, 2002).

At the closing of the sale of the Company's rheology instruments and services business, we paid Andlinger Capital XXVI $667,000 for the redemption of one-third of the shares of our Series B Preferred Stock held by it. Pursuant to the Company's deferral agreement with Andlinger Capital XXVI referenced above, the Company had agreed to redeem the remaining shares of Series B Preferred Stock in two equal installments on July 15, 2003 (which date was extended to July 22, 2003 to coincide with the scheduled release of the first escrow payment
- see note 3 above) and January 15, 2004 (to conicide with the scheduled release of the second escrow payment - see note 3 above). The Company, however, was unable to make the scheduled July 22, 2003 redemption. In connection therewith, Andlinger Capital XXVI has agreed to further defer this redemption until July 15, 2004. As a result of this additional deferment, we are obligated to issue to Andlinger Capital XXVI a new warrant to purchase up to 333,333 shares of our Common Stock. The exercise price of this warrant relative to each share of Common Stock shall be the average of the closing prices of our Common Stock over the ten trading days immediately preceding July 15, 2004. In addition, the expiration date of this warrant will be March 6, 2007 and the other terms and conditions of this warrant will be similar to those contained in the existing warrants to purchase shares of our Common Stock held by Andlinger Capital XXVI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that are referred to or described in more detail below under the caption "Forward Looking Statements." The Company's actual results could differ materially from those anticipated in these forward-looking statements. This quarterly report on Form 10-Q should be read in conjunction with the latest annual report on Form 10-K filed by the Company. The terms "Proterion," the "Company," "our," "we" and "us," as used in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to Proterion Corporation and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company.

Comparison of six months and three months ended June 30, 2003 and 2002

Please note that except where specifically noted in the comparative discussion below, the six months and three months ended June 30, 2003 does not include the operations of our rheology instruments and services business which we sold to the TA Instruments Division of Waters Corporation on January 15, 2003. This sold business is referred to as "discontinued operations" in the accompanying financial statements. Similarly, when discussing the six months and three months ended June 30, 2002 below, except where specifically noted we have not included these discontinued operations, but only our life sciences business, our "continuing operations".

Continuing Operations

Revenues

In the six months ended June 30, 2003, we achieved revenues of $2,765,000 from continuing operations, compared to revenues of $2,903,000 in the corresponding period in 2002; a decrease of $138,000, or 5%. For the three months ended June 30, 2003, we achieved revenues of $1,337,000 from continuing operations compared to revenues of $1,261,000 in the corresponding period in 2002; an increase of $76,000, or 6%. This increase in revenue for the three month period was primarily the result of increased demand for the Company's DynaPro product line. The Aviv product line has experienced a slowdown in orders. We believe this slowdown was caused by the reorganization of our new sales and marketing group, overall reductions in capital spending caused by global economic and political uncertainties, and government-sponsored funding delays to major research organizations, primarily in North America. Order rates in both our Aviv and DynaPro product lines have historically been characterized by a high level of variability.

Gross Profit

Gross profit for the six month period ended June 30, 2003 totaled $972,000, or 35% of revenues, compared to $821,000, or 28% of revenues, in the corresponding period in 2002, an increase of $151,000. The gross profit from continuing operations for the three month period ended June 30, 2003 totaled $450,000, or 34% of revenues, compared to $348,000, or 28% of revenues, in the corresponding period in 2002, an increase of $102,000. The increase for the six months ended June 30, 2003 (as compared to the corresponding period in 2002) was achieved despite lower sales volume, primarily as the result of changes made to our Aviv product line manufacturing strategy. Outsourcing most major mechanical operations reduced overhead and the overall manufacturing cost of each instrument. We expect these benefits to continue. Gross margins on our DynaPro product line improved as a result of higher margins achieved on our recently introduced high-throughput "Plate-Reader" version of the DynaPro. We expect higher margins in the future on our DynaPro product line as the product mix continues to shift in favor of this higher-margin product.

Operating Expenses

Operating expenses for the six month period ended June 30, 2003 were $1,474,000, compared to $2,412,000 for the same period in the prior year, a reduction of $938,000. The operating expenses for the three months ended June 30, 2003 were $592,000 compared to $1,159,000 in the corresponding period last year, a reduction of $567,000. The decrease in each period is primarily attributable to corporate expenses that were eliminated with the sale of the rheology instruments and services business.

General and Administrative. General and administrative expenses for the three and six month periods ended June 30, 2003 were $445,000, and $1,070,000, respectively, a decrease of $551,000 and $1,039,000, respectively, compared to the same periods in 2002. These reductions relate primarily to corporate expenses that were eliminated with the sale of the rheology instruments and services business.

Marketing and Selling. Marketing and selling expenses for the three and six month periods ended June 30, 2003 increased by $42,000 and $121,000, respectively, over the corresponding periods last year. These increases were primarily the result of adding sales and marketing personnel.

Engineering. Engineering expenses for the three and six month periods ended June 30, 2003 decreased by $58,000 and $20,000, respectively, when compared to the corresponding periods of 2002.

Interest Expense

Net interest expense for the three and six month periods ended June 30, 2003 were $8,000 and $17,000, respectively, decreases of $71,000 and $124,000, respectively, when compared to the same periods in 2002. These decreases were due in large part to the payoff of the Company's line of credit with PNC Bank that accompanied the sale of our rheology instruments and services business in January 2003. Remaining interest expense is mostly related to affiliate debt. Interest expenses related to the new factoring arrangement with KBK Financial, Inc. were not significant in the six months ended June 30, 2003.

Foreign Currency

The foreign currency transactions for the three and six months ended June 30, 2003 resulted in losses of $47,000 and $36,000, respectively. These losses and the respective decrease of $5,000 for the three month period ended June 30, 2003 (when compared to the second quarter of 2002), and the increase of $3,000 for the six month period ended June 30, 2003 (when compared to the corresponding period in 2002) were due to currency fluctuations, primarily between the US dollar and the British Pound.

Loss from continuing operations after taxes

Losses from continuing operations after taxes for the three and six month periods ended June 30, 2003 were $197,000 and $555,000, respectively, compared to losses of $892,000 and $1,715,000 for the corresponding periods in 2002.

The decrease in loss of $695,000 for three month period resulted primarily from a $567,000 decrease in operating expenses which were eliminated with the sale of the rheology instruments and services businesses, an improvement in gross profit margin of $102,000, and a reduction of interest expense from the retirement of the PNC Bank line of $71,000. Items offsetting this decrease in loss, including taxes, totaled $45,000.

The decrease in loss of $1,160,000 for six month period resulted primarily from a $938,000 decrease in operating expenses which were eliminated with the sale of the rheology instruments and services businesses, an improvement in gross profit margin of $151,000, and a reduction of interest expense from the retirement of the PNC Bank line of $124,000. Items offsetting this decrease in loss, including taxes, totaled $53,000.

Discontinued Operations:

Income/Loss from discontinued operations

For the three and six month periods ended June 30, 2003, the rheology instruments and services business incurred losses from discontinued operations of $167,000 and $1,605,000, respectively. Income from discontinued operations for the three and six month periods ended June 30, 2002 was $474,000 and $940,000, respectively. Expenses of $167,000 for the three month period ended June 30, 2003 were for items for which expenses were incurred, but which had not been anticipated at the time of the sale of the rheology instruments and services business.

Gain from the sale of the rheology instruments and services business

As a result of the sale of the rheology instruments and services business, in the first quarter of 2003, the Company recorded a net gain on the transaction of $6,575,000, after income tax expense of $3,900,000.

Liquidity and Capital Resources

The Company received $15,300,000 from Waters Corporation as consideration for the sale of the rheology instruments and services business on January 15, 2003. In addition, the Company expected to receive $850,000 on July 22, 2003 (which date was extended from July 15, 2003) and $850,000 on January 15, 2004 from the escrow account established in connection with the sale to secure potential indemnification claims by the purchaser. In July 2003, Waters Corporation made indemnification claims against the escrowed amounts in the aggregate amount of $1,244,485. The Company is currently actively engaged in discussions with Waters in order to settle this dispute. Pending its resolution, of which no assurances can be given, the $850,000 scheduled to be released on July 22, 2003 remains in escrow. We believe, however, that Waters's claims against the escrow are without merit and that the funds contained in the escrow account ($1.7 million) will ultimately be received by the Company. Nevertheless, we can give no assurances this will occur.

We used the cash proceeds already received to pay off our senior credit facility with PNC Bank and satisfy, in whole or in part, vendor obligations which were not assumed by the purchaser. In addition, we were required to make substantial payments at the closing of this transaction: (i) to the landlord of our Piscataway, New Jersey facility in connection with a lease termination agreement; (ii) to repay, in part, certain obligations to Axess Corporation ("Axess"), our former controlling stockholder; (iii) to redeem a portion of the shares of Series B Preferred Stock issued to Andlinger Capital XXVI LLC ("Andlinger Capital XXVI") with respect to amounts provided as interim financing by Andlinger Capital XXVI; (iv) to pay certain other obligations to Andlinger Capital XXVI; and (v) to pay legal, accounting and other expenses incurred relative to the sale transaction. We made payments totaling $14,400,000 to satisfy these obligations.

Following the sale of our rheology instruments and services business, and the payment in full of all outstanding indebtedness thereunder, we terminated our senior credit facility with PNC Bank. We have had negative cash flow since this sale and anticipate that this will continue during the second half of 2003. Consequently, unless we secure debt and/or equity financing in the near term we expect that our current cost structure and our cash flow from operations will be insufficient to optimally fund the development of our Plasmon Waveguide Resonance ("PWR") technology or to retire our obligations as they come due. Our near-term and medium-term liquidity is contingent on sales as well as on securing additional financing and our long-term liquidity is dependent on the success of our PWR technology and our existing product lines. Our customers, however, are decreasing their capital spending activities and the sales trends in our industry have been decreasing over the past eighteen months.

To better conserve cash and manage our liquidity, in 2002 we implemented an expense reduction program. For example, we reduced our employee headcount from 50 at June 30, 2002 (excluding discontinued operations) to 31 at June 30, 2003. We will continue to assess our cost structure as it relates to our revenues and cash position in 2003, and we may make further reductions if such actions are deemed appropriate.

In addition, on June 13, 2003 we entered into a factoring agreement with KBK Financial, Inc. ("KBK") to provide up to $1,000,000 based on eligible accounts receivable. As of June 30, 2003, total outstanding fundings under this facility was $154,000.

Despite our expense reductions and arrangement with KBK, we are still experiencing a significant lack of liquidity. Consequently, Waters Corporation's claim against the escrowed funds impaired our ability to make payments due on July 22, 2003 to Axess, Andlinger Capital XXVI and the landlord for our Facility. As a result, we are currently in discussions with our landlord concerning how to remedy our failure to make the necessary $500,000 payment on July 22, 2003, and Axess has declared all amounts due under the Axess Note immediately due and payable which principal and interest currently totals $531,000.

We are currently seeking debt and equity financing on acceptable terms in order to obtain the liquidity necessary to fund our operations, fund development of the PWR, and meet our other obligations, but there can be no assurance that we will be able to obtain such financing or that it will be available on terms acceptable to us.

If we do not increase our sales, are not successful in further expense reduction efforts and do not obtain financing, we are unlikely to have an adequate level of cash and other financial resources to fund our operations, meet our other obligations, or fund continued development of the PWR. In light of this uncertainty, we approached Andlinger Capital XXVI and requested a further delay of the July 22, 2003 Series B Preferred Stock redemption. Andlinger Capital XXVI has agreed to defer this redemption until July 15, 2004.

We are also pursuing other alternatives for alleviating our liquidity requirements, but despite these efforts and our agreement with Andlinger Capital XXVI, there can be no assurance that: (a) we will have sufficient financial resources to meet all of our cash flow needs and obligations; or (b) any alternatives sought by the Company will be successful and/or result in positive cash flow for the Company.

Cash Flows from Operations

In the six months ended June 30, 2003, excluding the gain on the sale of the Company's discontinued operations, the Company incurred a loss of $2,160,000 of which $555,000 was from continuing operations and $1,605,000 was from discontinued operations. Aside from the net loss, the primary use of cash was an increase in accounts receivable of $295,000 and a decrease in accounts payable and accrued expenses of $513,000. Reductions in inventories provided $95,000 and reductions in prepaid expenses provided $474,000. Net cash provided by operations for the six months ended June 30, 2002 was $362,000.

Management anticipates that until the PWR is commercialized, net cash flows from operations will continue to be negative.

Cash Flows from Investing

The proceeds from the sale of our rheology instruments and services business provided net cash of $13,758,000. The Company also generated $83,000 on the sale of property and equipment. We made no capital expenditures during the six months ended June 30, 2003 compared to capital expenditures of $107,000 during the same period in 2002.

Cash Flows from Financing

Net cash used by financing activities for the six months ended June 30, 2003 was $12,684,000 compared to net cash used of $60,000 in the same period in 2002. The cash generated from the sale of the rheology instruments and services business was used to repay borrowings under our now terminated line of credit and term debt with PNC Bank of $9,598,000, a payment on our lease termination agreement of $2,254,000, a redemption payment on our Series B Preferred Stock to Andlinger Capital XXVI of $667,000, and repayment of affiliate debt of $250,000.

Proceeds from borrowing under our factoring agreement with KBK in the six months ended June 30, 2003 was $154,000. Restricted cash increased by $69,000. Through the six month period ended June 30, 2003, the net change in cash was a decrease of $609,000 compared to a $230,000 increase over the corresponding period last year.

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

Contractual Obligations

The Company is a party to various leases relating to office facilities, transportation vehicles, and certain other equipment (principally data processing). We are also obligated to make payments related to our long-term borrowing.

The minimum commitments under noncancellable leases consisted of the following at June 30, 2003:

   (in thousands)                                        Operating    Capital
                                                  Year     Leases      Leases
                                                  ----   ---------   ---------

                                        Remainder 2003   $      48   $       6
                                                  2004          --          15
                                                  2005          --          16
                                                         ---------   ---------

   Total minimum lease payments                          $      48          37
                                                         =========

   Less amounts representing interest                                        5
                                                                     ---------

   Total lease obligation                                                   32
   Less current maturities                                                  11
                                                                     ---------

   Long-term lease obligation                                        $      21
                                                                     =========

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In connection with the sale of the Company's rheology instruments and services business in January 2003, the Company entered into a lease termination agreement with the landlord of the facilities which house the Company's corporate headquarters and main manufacturing plant in Piscataway, NJ (the "Facility"). The lease termination agreement requires the Company to pay the landlord $3,000,000: (i) $2,250,000 of which the Company paid in January 2003; (ii) $500,000 of which was to be paid on July 15, 2003 (which date was extended to July 22, 2003 to coincide with the scheduled release of the first escrow payment under the terms of the sale); and (iii) $250,000 of which is to be paid on January 15, 2004 (to coincide with the scheduled release of the second escrow payment under the terms of the sale). The Company, however, was unable to pay the landlord the $500,000 due on July 22, 2003 and the parties are currently discussing how to address the non-payment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proterion Corporation held its Annual Meeting of Stockholders on May 15, 2003. At the meeting, the stockholders: (a) approved the re-election of the Board of Directors of Proterion Corporation; (b) approved the Company's 2003 Equity Incentive Plan; and (c) ratified the appointment of Mahoney Cohen & Company, CPA, P.C. as the Company's independent accountants for the year ending December 31, 2003. The results of the stockholder votes at the Annual Meeting of Stockholders is as follows:

         a)       Election of Directors:

--------------------------------------------------------------------------------
       Nominee                     For                   Withheld
--------------------------------------------------------------------------------
Robert M. Castello              24,072,868                30,978
--------------------------------------------------------------------------------
Mark F. Callaghan               24,072,868                30,978
--------------------------------------------------------------------------------
David R. Smith                  24,072,868                30,978
--------------------------------------------------------------------------------
Merrick G. Andlinger            24,072,868                30,978
--------------------------------------------------------------------------------
Robert K. Prud'homme            24,072,868                30,978
--------------------------------------------------------------------------------
Paul Woitach                    24,072,868                30,978
--------------------------------------------------------------------------------

         b)       2003 Equity Incentive Plan:

--------------------------------------------------------------------------------
         For                     Against                  Abstain
--------------------------------------------------------------------------------
    20,420,285                   82,715                   20,357
--------------------------------------------------------------------------------

         c) Approval of the appointment of Mahoney Cohen & Company CPA, P.C. as the Company's independent accountants for the year ending December 31, 2003:

--------------------------------------------------------------------------------
         For                     Against                  Abstain
--------------------------------------------------------------------------------
    24,063,574                   23,095                   17,177
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         10.16*   Proterion Corporation 2003 Equity Incentive Plan.
         31.1*    Certification of Robert M. Castello Pursuant to Item
                  601(b)(31) of Regulation S-K, as adopted pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.
         31.2*    Certification of Stephen M. Obeda Pursuant to Item 601(b)(31)
                  of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1*    Certification of Robert M. Castello pursuant to Item
                  601(b)(32) of Regulation S-K, as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.
         32.2*    Certification of Stephen M. Obeda pursuant to Item 601(b)(32)
                  of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Filed herewith


    (b)  Reports on Form 8-K.

         (i) The Company filed a Current Report on Form 8-K on May 27, 2003 announcing its operating results for the fiscal quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROTERION CORPORATION
                                       (Registrant)



August 19, 2003                        By /s/ STEPHEN M. OBEDA
                                          --------------------------------------
                                          Stephen M. Obeda, Vice President,
                                          Finance, Chief Financial Officer and
                                          Authorized Officer