Form 10-Q
period 2003-09-30
PROTERION CORP
filed 2003-11-17
CIK 779164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                           Outstanding at November 10, 2003
--------------------------------------          --------------------------------
Common Stock, $.01 par value per share                     26,032,835

                               Index to Form 10-Q


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2003 and December 31, 2002 .............    3

                  Condensed Consolidated Statements of Operations
                  for the three and nine months ended September 30,
                  2003 and 2002 ........................................    4

                  Condensed Consolidated Statement of Shareholders'
                  Equity (Deficiency) for the nine months ended
                  September 30, 2003 ...................................    5

                  Condensed Consolidated Statements of Cash Flows for
                  the nine months ended September 30, 2003 and 2002 ....    6

                  Condensed Consolidated Statements of Comprehensive
                  Income for the nine months ended September 30, 2003
                  and 2002 .............................................    7

                  Notes to Condensed Consolidated Financial
                  Statements ...........................................    8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........   14

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk .................................................   21

         Item 4.  Controls and Procedures ..............................   21



PART II - OTHER INFORMATION

         Item 3.  Defaults Upon Senior Securities ......................   22

         Item 6.  Exhibits and Reports on Form 8-K .....................   22

                  (a) Exhibits

                  (b) Reports on Form 8-K

         Signatures ....................................................   23

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                     PROTERION CORPORATION (FORMERLY
                              RHEOMETRIC SCIENTIFIC, INC.) AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In thousands)


                                                                September 30, 2003     December 31, 2002
                                                                ------------------    ------------------
                                                                   (unaudited)
                                                                   -----------
ASSETS
Current Assets
  Cash                                                                    $     46              $    710
  Restricted cash                                                               61                    --
  Receivables - less allowance for doubtful accounts of $203
    at September 30, 2003 and $13 at December 31, 2002                         857                   677
  Inventories, net
    Finished goods                                                             188                   100
    Work-in-process                                                             44                   307
    Assembled components, materials and parts                                  443                   540
                                                                          --------              --------
      Total inventory                                                          675                   947
  Due from TA Waters                                                           850                    --
  Deferred tax asset                                                           215                 3,400
  Prepaid expenses and other current assets                                    110                   597
  Assets held for sale                                                          --                 8,899
                                                                          --------              --------

    Total current assets                                                     2,814                15,230
                                                                          --------              --------

  Property, plant and equipment                                                536                   658
  Less accumulated depreciation and amortization                               288                   280
                                                                          --------              --------
  Property, plant and equipment, net                                           248                   378
                                                                          --------              --------
  Assets held for sale and disposal                                             --                 4,338
  Goodwill                                                                   5,665                 5,609
  Patents                                                                      137                   121
Deferred tax assets (net of valuation allowance of $145)                       295                    --
Other assets                                                                    80                   494
                                                                          --------              --------
    Total assets                                                          $  9,239              $ 26,170
                                                                          ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
  Short-term bank borrowings                                              $    218              $  8,700
  Obligations under lease termination agreement                                460                    --
  Current maturities of long-term debt                                          --                 3,631
  Affiliate debt                                                               500                   500
  Accounts payable                                                           1,369                 2,294
  Accrued restructuring                                                         --                    40
  Accrued liabilities                                                        1,553                 1,900
  Note payable                                                                 190                    --
  Liabilities to be transferred                                                 --                 6,466
                                                                          --------              --------
    Total current liabilities                                                4,290                23,531
                                                                          --------              --------

Long-term debt                                                                  --                 1,752
Long-term debt - affiliate                                                      --                   250
Other long-term liabilities                                                     40                    28
Redeemable Preferred Stock                                                   1,565                 2,105

Shareholders' Equity (Deficiency)
Common Stock, par value of $.01,
  Authorized 49,000 shares; issued 28,832 at September 30,
    2003 and 27,726 at December 31, 2002                                       288                   277
  Additional paid-in capital                                                37,412                37,096
  Treasury stock, at cost, 2,800 shares at September 30, 2003
    and December 31, 2002                                                       --                    --

  Accumulated deficit                                                      (34,689)              (39,109)
  Accumulated other comprehensive income                                       333                   240
                                                                          --------              --------
    Total Shareholders' Equity\(Deficiency)                                  3,344                (1,496)
                                                                          --------              --------
    Total Liabilities and Shareholders' Equity/(Deficiency)               $  9,239              $ 26,170
                                                                          ========              ========


            See Notes to Condensed Consolidated Financial Statements.

                                PROTERION CORPORATION (FORMERLY
                         RHEOMETRIC SCIENTIFIC, INC.) AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share amounts)
                                          (Unaudited)


                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                  --------------------    --------------------
                                                    2003        2002        2003        2002
                                                  --------    --------    --------    --------

Sales                                             $  1,368    $  1,312    $  4,133    $  4,215

Cost of Sales                                          832         899       2,625       2,981
                                                  --------    --------    --------    --------

Gross profit                                           536         413       1,508       1,234
                                                  --------    --------    --------    --------

Marketing and selling expenses                         160         109         483         311
Engineering and technical services expenses             60          78         141         179
General and administrative expenses                    724       1,006       1,794       3,127
                                                  --------    --------    --------    --------
Total Operating Expenses                               944       1,193       2,418       3,617
                                                  --------    --------    --------    --------

Operating loss                                        (408)       (780)       (910)     (2,383)

Interest expense                                        49          86          51         215
Interest expense - affiliate                             7          --          22          --
Foreign currency (gain)/loss                           (42)         13          (6)         46
                                                  --------    --------    --------    --------
Loss from continuing operations before income
tax benefit                                           (422)       (879)       (977)     (2,644)

Income tax benefit                                     200          31         200          81

Loss from continuing operations                       (222)       (848)       (777)     (2,563)

Discontinued Operations:

Income/(loss) from discontinued operations, net
of tax benefit                                         227      (1,508)     (1,378)       (568)
Gain on sale of discontinued operations, net of
income taxes                                            --          --       6,575          --
                                                  --------    --------    --------    --------

Income/(loss) from discontinued operations             227      (1,508)      5,197        (568)
                                                  --------    --------    --------    --------

Net Income/(loss)                                        5      (2,356)      4,420      (3,131)

Increase in redemption value of preferred stock         43          --         126          --
                                                  --------    --------    --------    --------
Net income/(loss) available to common
shareholders                                      ($    38)   ($ 2,356)   $  4,294    ($ 3,131)
                                                  --------    --------    --------    --------

Loss per share from continuing operations
  Basic                                              (0.01)      (0.03)      (0.03)      (0.11)
                                                  ========    ========    ========    ========
  Diluted                                            (0.01)      (0.03)      (0.03)      (0.11)
                                                  ========    ========    ========    ========
Earnings/(loss) per share from discontinued
operations
  Basic                                               0.01       (0.06)       0.20        0.02
                                                  ========    ========    ========    ========
  Diluted                                             0.01       (0.06)       0.20        0.02
                                                  ========    ========    ========    ========
Earnings/(loss) per share
  Basic                                              (0.00)      (0.09)       0.17       (0.13)
                                                  ========    ========    ========    ========
  Diluted                                            (0.00)      (0.09)       0.16       (0.13)
                                                  ========    ========    ========    ========
Average number of shares outstanding
  Basic                                             26,032      24,921      25,975      24,923
                                                  ========    ========    ========    ========
  Diluted                                           26,032      24,921      26,127      24,923
                                                  ========    ========    ========    ========


            See Notes to Condensed Consolidated Financial Statements.

                                                  PROTERION CORPORATION (FORMERLY
                                           RHEOMETRIC SCIENTIFIC, INC.) AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     (DEFICIENCY) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                          (In thousands)
                                                            (Unaudited)


                                                                                                       Accumulated        Total
                                              Common Stock                                                Other       Shareholders'
                                      ----------------------------      Additional     Accumulated    Comprehensive       Equity
                                          Shares          Amount       Paid-in-Cap       Deficit          Income       (Deficiency)
                                      -------------   -------------   -------------   -------------   -------------   -------------

Balances at December 31, 2002                27,726   $         277   $      37,096   ($     39,109)  $         240   ($      1,496)

Amortization of options issued as                --              --              36              --              --              36
   compensation

Increase in redemption value of                  --              --            (126)             --              --            (126)
   preferred stock

Stock and replacement options
   issued to landlord in connection
   with lease termination
   agreement                                  1,106              11             406              --              --             417

Translation adjustment                           --              --              --              --              93              93

Net income                                       --              --              --           4,420              --           4,420
                                      -------------   -------------   -------------   -------------   -------------   -------------

Balances at September 30, 2003               28,832   $         288   $      37,412   ($     34,689)  $         333   $       3,344
                                      =============   =============   =============   =============   =============   =============


            See Notes to Condensed Consolidated Financial Statements.

                            PROTERION CORPORATION (FORMERLY
                     RHEOMETRIC SCIENTIFIC, INC.) AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      (Unaudited)


                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                                2003           2002
                                                             ----------     ----------

Net cash used in operating activities                        ($   1,774)    ($   1,127)
                                                             ----------     ----------

Cash Flows from Investing Activities:
Proceeds from sale of rheology instruments and services
  business, net of costs                                         13,758             --
Proceeds from sale of property and equipment                         87             --
Purchases of property and equipment                                  --           (118)
Purchase of patent                                                  (25)            --
                                                             ----------     ----------
Net cash provided by (used in) investing activities              13,820           (118)
                                                             ----------     ----------

Cash Flows from Financing Activities:
  Net borrowings from factoring line of credit                      218            519
  Borrowings from note payable                                      190
  Repayments of line of credit                                   (8,754)          (121)
  Repayment of long-term debt                                      (844)            --
  Repayment of long-term debt affiliate                            (250)            --
  Repayment of long-term debt/lease obligation                   (2,544)          (523)
  Increase in restricted cash                                       (61)            --
  Proceeds from issuance of Common Stock, net of
    Issuance costs                                                   --              4
  Issuance of Series B Preferred Stock
    net of issuance costs of $180                                                1,320
  Redemption of preferred stock                                    (667)            --
                                                             ----------     ----------
Net cash used in financing activities                           (12,712)         1,199
                                                             ----------     ----------

Effect of exchange rate changes on cash                               2             60
                                                             ----------     ----------
Net increase/(decrease) in cash                                    (664)            14

Cash at beginning of year                                           710            696
                                                             ----------     ----------
Cash at end of period                                        $       46     $      710
                                                             ==========     ==========


            See Notes to Condensed Consolidated Financial Statements.

                         PROTERION CORPORATION (FORMERLY
                  RHEOMETRIC SCIENTIFIC, INC.) AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                            Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------

Net Income/(loss)                                          $  4,420    ($ 3,131)
Other comprehensive income/(loss)
Foreign currency translation adjustments                         93         278
                                                           --------    --------

Comprehensive income/(loss)                                $  4,513    ($ 2,853)
                                                           ========    ========


            See Notes to Condensed Consolidated Financial Statements.

                     PROTERION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Accounting Policies

The information included in the foregoing condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. This Quarterly Report on Form 10-Q should be read in conjunction with the latest Annual Report on Form 10-K for Proterion Corporation (hereinafter referred to as "Proterion" or the "Company"). Certain prior-period amounts have been reclassified to conform with the current-period presentation.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party. The initial recognition and initial measurement provisions of FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by a guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. Management believes that the Company has no guarantees as defined by FIN 45. Accordingly, there was no material impact on the Company's financial statements attributable to FIN 45.

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

At September 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The only stock-based employee compensation cost reflected in net income are options granted with an exercise price less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                      Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                     --------------------    -------------------
                                                       2003        2002        2003       2002
                                                     --------    --------    --------   --------

Net income/(loss) as reported                        $      5    ($ 2,356)   $  4,420   ($ 3,131)

Less: Additional stock-based employee compensation
  expense under fair value based method                    54          41         130        123
                                                     --------    --------    --------   --------

Pro forma net income/(loss)                               (49)     (2,397)      4,290     (3,254)

Increase in redemption value of preferred stock            43          --         126         --
                                                     --------    --------    --------   --------

Pro forma net income/(loss) available to common
  shareholders                                       ($    92)   ($ 2,397)   $  4,164   ($ 3,254)
                                                     ========    ========    ========   ========


Earnings/(loss) per share:
  Basic: as reported                                 ($  0.00)   ($  0.09)   $   0.17   ($  0.13)
  Basic: pro-forma                                   ($  0.00)   ($  0.10)   $   0.16   ($  0.13)
  Diluted: as reported                               ($  0.00)   ($  0.09)   $   0.16   ($  0.13)
  Diluted: pro-forma                                 ($  0.00)   ($  0.10)   $   0.16   ($  0.13)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The Company does not expect the adoption of this pronouncement to have a material effect on the results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this statement.

2.       Earnings (Loss) Per Share

The Company calculates net earnings/(loss) per share as required by SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants, and convertible securities. For the nine months ended September 30, 2003 the effect of stock options, warrants, and convertible securities were dilutive. For the nine months ended September 30, 2002, the effects of stock options, warrants, and convertible securities were anti-dilutive. On May 15, 2003, options to purchase 120,000 shares of Common Stock were granted to non-employee directors of the Company under the Company's 2003 Equity Incentive Plan and on June 27, 2003, options to purchase 643,000 shares of Common Stock were granted to employees as compensation under the Company's stock option plans. The dilutive Common Shares consist of stock options.

3.       Sale of the Rheology Instruments and Services Business/Lease
         Termination

On January 15, 2003, the Company completed the sale of its rheology instruments and services business to the TA Instruments Division of Waters Corporation for consideration of $17 million in cash and the assumption of $6 million of accounts payable, and accrued expenses, plus certain other specified obligations. Of such cash consideration, $15.3 million was paid to the Company at closing. The remainder was deposited in escrow to secure potential indemnification claims that could be brought by the purchaser, subject to the terms of the asset sale agreement. Under the terms of such escrow, $850,000 is to be released on each of July 22, 2003 (which date had been extended from July 15, 2003) and January 15, 2004, subject to the pendency of any such indemnification claims. The "Rheometric Scientific" and "Rheometrics" names were included in the sale. The Company used the proceeds received from this sale to retire all of its bank debt, which amounted to approximately $9,600,000, to discharge or reduce certain other obligations and to provide interim working capital. As part of this transaction, the Company changed its name to Proterion Corporation, which represents the Company's focus on its remaining life sciences business.

During 2003 Waters Corporation made indemnification claims against the escrowed amounts that were subsequently resolved to the satisfaction of the Company. The Company collected receivables and received cash payments equal to $797,000 and receivables of $163,000, for a total amount remitted of $960,000. The Company has provided a $110,000 reserve against the receivables. Any amount received in excess of the net book value of the receivables will be recorded as a gain on the sale of the assets of the rheology instruments and services business. There are currently no claims against the escrow balance that is due in January 2004, but there can be no assurance that further claims will not arise.

In connection with the sale, the Company entered into a lease termination agreement with the landlord of the facilities which house the Company's corporate headquarters and main manufacturing plant in Piscataway, New Jersey (the "Facility"). The lease termination agreement requires the Company to pay the landlord $3,000,000: (i) $2,250,000 of which the Company paid in January 2003; (ii) $500,000 of which was to be paid on July 22, 2003 (which date had been extended from July 15, 2003 to coincide with the scheduled release of the first escrow payment under the terms of the sale); and (iii) $250,000 of which is to be paid on January 15, 2004 (to coincide with the scheduled release of the second escrow payment under the terms of the sale). In addition, under the lease termination agreement the exercise price of the landlord's existing warrants for 464,160 shares of Common Stock was reduced from $.37 per share to $.01 per share and the Company issued 650,000 shares of Common Stock to the landlord. The Company has made payments of $290,000 against the balance that was to be paid on July 22, 2003 and is currently discussing plans to pay the remaining balance.

The Company also signed a one-year agreement with the landlord to lease significantly less space in the same building that it occupied prior to the sale. This lease is classified as an operating lease. The Company recorded a net loss on the lease termination of $2,929,000, which is included in the gain from the sale of discontinued operations.

As a result of the sale of the rheology instruments and services business, the Company recorded a gain before taxes, net of the loss on the lease termination, of $10,475,000.

In addition, the results of operations for the rheology instruments and services business for the periods ended September 30, 2003 and 2002 are included in the accompanying Condensed Consolidated Statements of Operations as "discontinued operations."

4.       Long-Term Debt and Short-Term Borrowings

Long-term debt as of September 30, 2003 and December 31, 2002, respectively, consisted of the following:

                                                         September 30,   December 31,
                                                             2003            2002
                                                         ------------    ------------

            Obligation under sale/leaseback payable
            through February 2011, with interest
            imputed at a rate of 13.9% for 2002 (a)      $         --    $  4,503,000

            Term loan payable through March 2003
            Loan bears interest at prime plus 1.5% (b)             --         675,000

            Obligations under capital leases payable
            2002 through 2006 with interest imputed at
            rates from 8.5% to 13.3% (c)                           --          39,000

            Term loan payable through June 2005
            Loan bears interest at prime plus 1.5% (b)             --         194,000

            Term note payable December 31, 2003 at
            15% (d)                                           190,000              --
                                                         ------------    ------------
                                                              190,000       5,411,000

            Less Current Maturities                           190,000       3,631,000
                                                         ------------    ------------
            Total                                        $         --    $  1,780,000
                                                         ------------    ------------


(a) In connection with the sale of the Company's rheology instruments and services business on January 15, 2003, the Company terminated its existing lease. (See note 3 above.)

(b) In connection with the sale of the rheology instruments and services business on January 15, 2003, this term loan was paid in full.

(c) A settlement was entered into with the lessor to terminate this lease for office furniture and fixtures.

(d) On September 25, 2003 the Company executed a note for $190,000 with an accredited private investor; such note secures the sale by the Company of certain New Jersey state net operating loss carryforwards (NOL's). The sale of the NOL's is governed by a program sponsored by the New Jersey Economic Development Authority. The note becomes due upon receipt of the proceeds received under the program, which is expected to be during December 2003. The Company pledged 1,500,000 treasury shares of common stock as additional collateral for the note. These shares are not considered to be outstanding.

Short-Term Borrowings

On June 13, 2003, the Company entered into a factoring arrangement with KBK Financial, Inc. ("KBK") under which the Company could borrow up to $1,000,000 based on eligible accounts receivable. As of September 30, 2003, total outstanding fundings under this facility was $218,000.

On January 15, 2003 and in connection with the sale of the rheology instruments and services business, the Company's entire working capital credit facility with PNC Bank, in the amount of approximately $8,700,000, was paid in full.

5.       Affiliate Debt

         Affiliate debt consisted of the following:

                                                    September 30,   December 31,
                                                        2003            2002
                                                    ------------    ------------

Promissory note with interest at 6%                   $500,000        $750,000


Immediately prior to the sale of the Company's rheology instruments and services business, the Company owed Axess Corporation ("Axess") $787,000 (including accrued interest) under the terms of a promissory note (as amended and restated, the "Axess Note"). On January 15, 2003, at the closing of the sale, the Company and Axess amended the Axess Note with the Company agreeing to pay Axess: (i) $287,000 at the closing; (ii) $250,000 on July 15, 2003 (which date was extended to July 22, 2003, to coincide with the scheduled release of the first escrow payment - see note 3 above); (iii) $250,000 upon the scheduled release of the second escrow payment - see note 3 above; and (iv) interest on the outstanding principal amount on a monthly basis until maturity. Due to the indemnification claims of Waters Corporation referenced in note 3 above, the Company did not pay Axess the $250,000 due on July 22, 2003. As a result, Axess has declared all amounts under the Axess Note immediately due and payable. The escrow balance was subsequently paid; however, to date, the Company has not paid Axess, and is currently discussing plans to pay the amounts owed.

6.       Operating Segments/Foreign Operations and Geographic Information

Effective with the sale of the Company's rheology instruments and services business, the Company operates in one business segment: life sciences.

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

In consideration therefor, the Company issued to Andlinger Capital XXVI a new warrant, with an expiration date of March 6, 2007, to purchase up to 1,000,000 shares of the Company's Common Stock at an exercise price equal to $1.00 per share (the average of the closing prices of the Company's Common Stock over the ten trading days immediately preceding October 30, 2002).

At the closing of the sale of the Company's rheology instruments and services business, we paid Andlinger Capital XXVI $667,000 for the redemption of one-third of the shares of our Series B Preferred Stock then held by it. Pursuant to the Company's deferral agreement with Andlinger Capital XXVI referenced above, the Company had agreed to redeem the remaining shares of Series B Preferred Stock in two equal installments on July 15, 2003 (which date was extended to July 22, 2003 to coincide with the scheduled release of the first escrow payment - see note 3 above) and January 15, 2004 (to conicide with the scheduled release of the second escrow payment - see note 3 above). The Company, however, was unable to make the scheduled July 22, 2003 redemption. In connection therewith, Andlinger Capital XXVI has agreed to further defer this redemption until July 15, 2004. As a result of this additional deferment, the Company is obligated to issue to Andlinger Capital XXVI a new warrant to purchase up to 333,333 shares of our Common Stock at an exercise price equal to $.64 per share. In addition, the expiration date of this warrant will be March 6, 2007 and the other terms and conditions of this warrant will be similar to those contained in the existing warrants to purchase shares of our Common Stock held by Andlinger Capital XXVI.

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

Comparison of nine months and three months ended September 30, 2003 and 2002

Please note that except where specifically noted, the comparative discussion below does not include the operations of our rheology instruments and services business which we sold to the TA Instruments Division of Waters Corporation on January 15, 2003. This sold business is referred to as "discontinued operations" in the accompanying financial statements.

Continuing Operations

Revenues

In the nine months ended September 30, 2003, we achieved revenues of $4,133,000 from continuing operations, compared to revenues of $4,215,000 in the corresponding period in 2002; a decrease of $82,000, or 2%. This decrease in revenue was primarily the result of a decreased rate of orders placed for the Company's Circular Dichroism product line, which was partially offset by an increase in orders placed for the Company's DynaPro product line. For the three months ended September 30, 2003, we achieved revenues of $1,368,000 from continuing operations compared to revenues of $1,312,000 in the corresponding period in 2002; an increase of $56,000, or 4%. The revenue increase from DynaPro shipments was partially offset by decreased revenue in the Company's Circular Dichroism product line. Both product lines experienced a slowdown in orders during the three month period ended September 30, 2003. We believe this slowdown was caused by the reorganization of our new sales and marketing group, overall reductions in capital spending caused by global economic and political uncertainties, and government-sponsored funding delays to major research organizations, primarily in North America. Order rates in both our Circular Dichroism and DynaPro product lines have historically been characterized by a high level of variability. Revenue did not fall as much as orders as the Company worked its way through a backlog of orders.

Gross Profit

Gross profit from continuing operations for the three month period ended September 30, 2003 totaled $536,000, or 39% of revenues, compared to $413,000, or 31% of revenues, in the corresponding period in 2002, an increase of $123,000. The gross profit for the nine month period ended September 30, 2003 totaled $1,508,000, or 36% of revenues, compared to $1,234,000, or 29% of revenues, in the corresponding period in 2002, an increase of $274,000. The increases were achieved primarily as the result of changes made to our Circular Dichroism product line manufacturing strategy. Outsourcing most major mechanical operations reduced overhead and the overall manufacturing cost of each instrument. We expect these benefits to continue. Gross margins on our DynaPro product line improved as a result of higher margins achieved on a recently introduced high-throughput "Plate-Reader" version of the DynaPro. We expect higher margins in the future on our DynaPro product line, as the product mix continues to shift in favor of this higher-margin product. Product mix changes in favor of the higher-margin DynaPro product line are also contributing to improved margins.

Operating Expenses

Operating expenses for the three months ended September 30, 2003 were $944,000 compared to $1,193,000 in the corresponding period last year, a decrease of $249,000. The operating expenses for our life sciences business for the nine month period ended September 30, 2003 were $2,418,000, compared to $3,617,000 for the same period in the prior year, a decrease of $1,199,000. The decrease is primarily the result of corporate expenses that were eliminated with the sale of the rheology instruments and services business.

General and Administrative. General and administrative expenses for the three and nine month periods ended September 30, were $724,000, and $1,794,000, respectively, a decrease of $282,000 and $1,333,000, respectively, over the corresponding periods in the prior year. This decrease is primarily the result of corporate expenses that were eliminated with the sale of the rheology instruments and services business.

Marketing and Selling. Marketing and selling expenses for the three and nine month periods ended September 30, 2003 were $160,000 and $483,000, respectively, an increase of $51,000 and $172,000, respectively, over the corresponding periods in the prior year. This increase primarily reflects additional sales and marketing personnel, and expenses associated with hiring three new sales professionals during the three month period ended September 30, 2003.

Engineering. Engineering expenses for the three and nine month periods ended September 30, 2003 were $60,000 and $141,000, respectively, a decrease of $18,000 and $38,000, respectively, compared to the corresponding periods in the prior year. The decrease is caused largely by a reduction in headcount in the engineering department.

Interest Expense

Net interest expense for the three and nine month periods ended September 30, 2003 was $56,000 and $73,000, respectively, a decrease of $24,000 and $142,000, respectively, compared to the corresponding periods in 2002. An increase in interest due to the initiation of the financing arrangement with KBK Financial, Inc, was less than the reduction in interest from the payoff of the Company's line of credit with PNC Bank that accompanied the sale of our rheology instruments and services business in January 2003.

Foreign Currency

The foreign currency transactions for the three and nine months ended September 30, 2003 resulted in a gain of $42,000 and $6,000, respectively, compared to losses of $13,000 and $46,000, respectively, compared to the corresponding periods in 2002. The gains over the corresponding prior periods are due to currency fluctuations, primarily the weakening of the US dollar versus the British Pound.

Income Tax Benefit

During the three month period ended September 30, 2003 the New Jersey Department of Taxation accepted the Company's application to sell its New Jersey net operating loss carryforwards (NOL's). As a result, the Company has recognized a deferred tax benefit of $510,000. Continuing operations accounted for $200,000 of the NOL's, and $310,000 of the NOL's related to discontinued operations.

Loss from continuing operations after taxes

The three and nine month periods ended September 30, 2003 resulted in a net loss from continuing operations of $222,000 and $777,000, respectively, compared to losses of $848,000 and $2,563,000, respectively, for the corresponding periods in 2002.

Discontinued Operations

Income/Loss from discontinued operations

For the three and nine month periods ended September 30, 2003, the rheology instruments and services business achieved income of $227,000 and $5,197,000, respectively. The income of $5,197,000 is comprised of a $1,378,000 loss from discontinued operations and a $6,575,000 gain on the sale of discontinued operations. Income from discontinued operations for the three month period ended September 30, 2002 is primarily due to the recognition of a deferred tax benefit related to the Company's sale of its New Jersey NOL's. Expenses for the nine month period ended September, 2003 include 15 days of expenses for the operation of discontinued operations with no associated revenue to offset the expenses.

Gain from the sale of the rheology instruments and services business

As a result of the sale of the rheology instruments and services business and consummation of the lease termination, in the first quarter of 2003 the Company recorded a net gain on the transaction of $6,575,000, after income tax expense of $3,900,000.

Liquidity and Capital Resources

The Company received $15,300,000 from Waters Corporation as consideration for the sale of the rheology instruments and services business on January 15, 2003. In addition, during the three month period ended September 30, 2003, the Company received from Waters Corporation, in satisfaction for the $850,000 escrow payment due the Company, $290,000 in cash and $670,000 in receivables of which $507,000 has been collected. The Company has provided a $110,000 receivable reserve against the remaining outstanding receivables.

At the time of the sale of the rheology instruments and services businesses the Company used the cash proceeds to pay off our senior credit facility with PNC Bank and satisfy certain vendor obligations which were not assumed by the purchaser. In addition, we were required to make substantial payments at the closing of this transaction: (i) to the landlord of our Piscataway, New Jersey facility in connection with a lease termination agreement; (ii) to repay, in part, certain obligations to Axess Corporation ("Axess"), our former controlling stockholder; (iii) to redeem a portion of the shares of Series B Preferred Stock issued to Andlinger Capital XXVI LLC ("Andlinger Capital XXVI") with respect to amounts provided as interim financing by Andlinger Capital XXVI; (iv) to pay certain other obligations to Andlinger Capital XXVI; and (v) to pay legal, accounting and other expenses incurred relative to the sale transaction. We made payments totaling $14,400,000 to satisfy these obligations. Following the sale of our rheology instruments and services business, and the payment in full of all outstanding indebtedness thereunder, we terminated our senior credit facility with PNC Bank.

Until the successful commercialization of our Plasmon Waveguide Resonance ("PWR") product line we anticipate that with our current cost structure, cash flow from operations will be insufficient to optimally fund the development of our PWR technology, or to retire all our obligations as they come due. Our near-term and medium-term liquidity is contingent on sales as well as on securing additional financing, and our long-term liquidity is dependent on the success of our PWR technology.

To better conserve cash and manage our liquidity, in 2002 we implemented an expense reduction program. For example, we reduced our employee headcount from 50 at June 30, 2002 (excluding discontinued operations) to 31 at September 30, 2003. We will continue to assess our cost structure as it relates to our revenues and cash position in 2003, and we may make further reductions if such actions are deemed appropriate.

In addition, on June 13, 2003 we entered into a factoring agreement with KBK Financial, Inc. ("KBK") to provide up to $1,000,000 of financing based on eligible accounts receivable. As of September 30, 2003, total outstanding fundings under this facility was $218,000. In November 2003, we replaced that facility with a new facility provided by Entrepreneur Growth Capital LLC of up to $700,000 based on eligible receivables and inventory (as defined) and $120,000 secured by a deposit of that amount made by Andlinger Capital XXVI. In addition, in October 2003, Andlinger Capital XXVI loaned $120,000 to the Company on a short-term basis.

Waters Corporation's claim against the escrowed funds prevented us from making full payments due on July 22, 2003 to Axess, Andlinger Capital XXVI and the landlord for our Facility. Consequently, we are currently in discussion with our landlord concerning how to remedy our failure to make the remaining $210,000 payment on July 22, 2003. Axess has declared all amounts due under the Axess
Note immediately due and payable, of which principal and interest currently totals $539,000.

We are currently seeking additional debt and equity financing on acceptable terms in order to obtain the liquidity necessary to fund our operations, fund development of PWR, and meet our other obligations, but there can be no assurance that we will be able to obtain such additional financing or that it will be available on terms acceptable to us.

If we do not increase our sales or are not successful in our expense reduction efforts and do not obtain such additional financing, we are unlikely to have an adequate level of cash and other financial resources to fund our operations, meet our other obligations, or fund continued development of PWR. In light of this uncertainty, we approached Andlinger Capital XXVI and requested a further delay of the July 22, 2003 Series B Preferred Stock redemption. Andlinger Capital XXVI has agreed to defer this redemption until July 15, 2004 when the final redemption of the Series B Preferred Stock is scheduled, provided that the Company must make this redemption earlier if it obtains sufficient financing or has adequate working capital to do so.

We are also pursuing other alternatives for alleviating our liquidity requirements, but despite our direct and indirect fundings from and agreements with Andlinger Capital XXVI and our continuing efforts to seek alternative sources of liquidity, there can be no assurance that: (a) we will have sufficient financial resources to meet all of our cash flow needs and obligations; or (b) any alternatives sought by the Company will be successful and/or result in positive cash flow for the Company.

If the Company does not obtain sufficient additional financing, it raises substantial doubt about the Company's ability to continue as a going concern.

Cash Flows

Through the nine month period ended September 30, 2003, the net change in cash was a decrease of $664,000 compared to a $14,000 increase over the corresponding period last year. Effects of exchange rate changes on cash were minimal.

Cash Flows from Operations

In the nine months ended September 30, 2003, excluding the gain on the sale of the Company's rheology instruments and services businesses, the Company incurred a loss of $2,155,000, of which $777,000 was related to continuing operations, and $1,378,000 was related to discontinued operations. Aside from the net loss, of which cash used in operating activities amounted to $1,774,000, the primary use of cash was a reduction in accounts payable of $925,000, a reduction of accrued liabilities of $387,000, and an increase in accounts receivable of $180,000. Cash was provided by a reduction in inventory of $272,000, a reduction in prepaid expenses and other current assets of $487,000, and a reduction of other assets of $414,000.

Management anticipates that until the PWR is commercialized, net cash flows from operations will continue to be negative.

Cash Flows from Investing

The proceeds from the sale of our rheology instruments and services business provided net cash of $13,758,000. The Company generated $87,000 on the sale of property and equipment. In the nine months ended September 30, 2003, we made a capital expenditure of $25,000 for the acquisition of patents. In the nine months ended September 30, 2002, the Company purchased $118,000 of property and equipment.

Cash Flows from Financing

Net cash used by financing activities for the nine months ended September 30, 2003 was $12,712,000 compared to net cash provided of $1,199,000 in the same period in 2002. The cash generated from the sale of the rheology instruments and services business was used to repay borrowings under our now terminated line of credit and term debt with PNC Bank of $9,598,000, a payment under our lease termination agreement of $2,544,000, a redemption payment on our Series B Preferred Stock to Andlinger Capital XXVI of $667,000, and repayment of affiliate debt of $250,000.

Proceeds from borrowings under our factoring agreement with KBK in the nine months ended September 30, 2003 was $218,000. In addition, the Company received proceeds from executing a short-term note payable, in the amount of $190,000. The note is secured by the pending proceeds from the sale of the net operating loss carryforwards under a program sponsored by the New Jersey Economic Development Authority.

During the nine months ended September 30, 2003, restricted cash increased by $61,000. For the nine months ended September 30, 2003 the net change in cash was a decrease of $664,000, compared to an increase of $14,000 for the corresponding period last year.

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

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Inventory Reserves

The Company continuously monitors its exposure relating to excess and obsolete inventory and has established reserves for any exposure that may be required. Factors considered in evaluating the reserves include product changes, usage, technology changes, shifts in sales patterns and quantities on hand. An estimate is made of the market value, less costs to dispose, of products whose value is determined to be impaired. If these products are ultimately sold at less than estimated amounts, additional reserves may be required.

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

Contractual Obligations

The Company is a party to a lease relating to office facilities. The commitment under this lease is $36,000 for the remainder of 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In connection with the sale of the Company's rheology instruments and services business in January 2003, the Company entered into a lease termination agreement with the landlord of the facilities which house the Company's corporate headquarters and main manufacturing plant in Piscataway, New Jersey (the "Facility"). The lease termination agreement requires the Company to pay the landlord $3,000,000: (i) $2,250,000 of which the Company paid in January 2003;
(ii) $500,000 of which was to be paid on July 15, 2003 (which date was extended to July 22, 2003 to coincide with the scheduled release of the first escrow payment under the terms of the sale); and (iii) $250,000 of which is to be paid on January 15, 2004 (to coincide with the scheduled release of the second escrow payment under the terms of the sale). The Company, however, was unable to pay the landlord $210,000 of the $500,000 due on July 22, 2003 and the parties are currently discussing how to address the non-payment.

Immediately prior to the sale of the Company's rheology instruments and services business, the Company owed Axess Corporation ("Axess") $787,000 (including accrued interest) under the terms of a promissory note (as amended and restated, the "Axess Note"). On January 15, 2003, at the closing of the sale, the Company and Axess amended the Axess Note with the Company agreeing to pay Axess: (i) $287,000 at the closing; (ii) $250,000 on July 15, 2003 (which date was extended to July 22, 2003, to coincide with the scheduled release of the first escrow payment); (iii) $250,000 upon the scheduled release of the second escrow payment; and (iv) interest on the outstanding principal amount on a monthly basis until maturity. Due to the indemnification claims of Waters Corporation, the Company did not pay Axess the $250,000 due on July 22, 2003. As a result, Axess has declared all amounts under the Axess Note immediately due and payable. The escrow balance was subsequently paid; however, to date, the Company has not paid Axess, and is currently discussing plans to pay the amounts owed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

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

                                       PROTERION CORPORATION
                                       (Registrant)



November 14, 2003                      By /s/ STEPHEN M. OBEDA
                                          --------------------------------------
                                          Stephen M. Obeda, Vice President,
                                          Finance, Chief Financial Officer and
                                          Authorized Officer